Form 10-Q
period 2025-03-31
TPG Private Equity Opportunities, L.P.
filed 2025-05-13
CIK 2050260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-56717
TPG Private Equity Opportunities, L.P.
(Exact name of registrant as specified in its charter)

Delaware	99-4755034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
301 Commerce Street, Suite 3300, Fort Worth, TX	76102
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code): (212) 583-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 12, 2025, the Registrant had the following limited partnership units outstanding: 40 units of Class F.

TERMS USED IN THIS REPORT
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to:
•the term “Aggregator” refers to T-POP US Aggregator (CYM), L.P., a Cayman Islands exempted limited partnership, in which the Registrant (as defined below) and other parallel investment entities (“Parallel Investment Entities”) will invest;
•the term “Registrant” refers to TPG Private Equity Opportunities, L.P., a Delaware limited partnership, which is generally being offered to U.S. taxable investors, and that will invest all or substantially all of its assets in the Aggregator;
•the term “Feeder TE” refers to TPG Private Equity Opportunities (TE), L.P., a Delaware limited partnership, which is generally being offered to non-U.S. investors and U.S. tax-exempt investors, and that will invest all or substantially all of its assets indirectly in Class I Units (as defined below) of the Registrant;
•the terms “Fund,” “Partnerships,” and “T-POP” refer to the Registrant, Feeder TE and the Aggregator;
•the term “General Partner” refers to TPG Private Equity Opportunities GenPar, L.P., a Delaware limited partnership, as the general partner of each Partnership;
•the term “Limited Partners” refers to the limited partners of T-POP, and references to the “applicable Partnership” mean that particular Partnership in which such Limited Partner invests and, unless the context otherwise requires, any subsidiaries thereof;
•the term “Management Company” refers to T-POP Management Company, LLC, a Delaware limited liability company which will be responsible for portfolio management for the Fund;
•the term “net asset value” or “NAV” refers to, as the context requires, transactional NAV (i.e., the price at which purchases and repurchases of Units (as defined below) are made, calculated in accordance with the valuation policy that has been approved by the Registrant’s Board of Directors (as defined below));
•the terms “TPG” and “Firm” refer collectively to TPG Operating Group I, L.P., TPG Operating Group II, L.P., TPG Operating Group III, L.P. (collectively, “TPG Operating Group”) and Angelo, Gordon & Co., L.P. and their controlled funds, general partners and management companies and any of their affiliates, including TPG Inc.; and
•the term “Units” refers to seven classes of the Fund’s limited partnership units: Class S (“Class S” or the “Class S Units”), Class D (“Class D” or the “Class D Units”), Class I (“Class I” or the “Class I Units”), Class R-S (“Class R-S” or the “Class R-S Units”), Class D (“Class R-D” or the “Class R-D Units”), Class I (“Class R-I” or the “Class R-I Units”) and Class F (“Class F” or the “Class F Units”) (each a “Class”).
The Registrant is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and the Registrant will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “1933 Act”).

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the 1933 Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe the Funds’ future operations, business plans, business and investment strategies and portfolio management and the performance of the Fund’s investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “remain,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “will,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled” and similar expressions. The Fund’s actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Potential investors should not rely on these statements as if they were fact. The Fund assumes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:

•the Fund’s business prospects and the prospects of the portfolio companies the Fund owns and controls;

•the impact of the acquisitions of investments that the Fund expects to make;

•the Fund’s ability to raise sufficient capital to execute our acquisition strategies;

•the ability of the Management Company to source adequate investment acquisitions opportunities to efficiently deploy capital;

•the ability of the Fund’s portfolio companies to achieve their objectives;

•the Fund’s current and expected financing arrangements;

•changes in the general interest rate environment;

•the adequacy of the Fund’s cash resources, financing sources and working capital;

•the timing and amount of cash flows, distributions and dividends, if any, from the Fund’s portfolio companies;

•the Fund’s contractual arrangements and relationships with third parties;

•actual and potential conflicts of interest with the Management Company or any of its affiliates;

•the dependence of the Fund’s future success on the general economy and its effect on the industries in which the Fund owns and controls portfolio companies;

•the Fund’s use of financial leverage;

•the ability of the Management Company to identify, acquire and support the Fund’s portfolio companies;

•the ability of the Management Company or its affiliates to attract and retain highly talented professionals;

•the Fund’s ability to structure acquisitions and joint ventures in a tax-efficient manner and the effect of changes to tax legislation and its tax position; and

•the tax status of the enterprises through which the Fund owns and controls portfolio companies.

Although the Fund believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by the Fund that its plans and objectives will be achieved. These risks and uncertainties include, but are not limited to, those described or identified in the section entitled “Item 1A. Risk Factors” in Amendment No. 1 to the Form 10 Registration Statement filed with the SEC on February 18, 2025 (the “Form 10 Registration Statement”) and this Quarterly Report on Form 10-Q, as such factors may be updated from time to time in the Registrant’s periodic filings with the SEC, which are accessible on the SEC’s website at https://www.sec.gov.
Moreover, the Fund assumes no duty and does not undertake to update the forward-looking statements, except as required by applicable law.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TPG Private Equity Opportunities, L.P.
Statements of Assets and Liabilities (unaudited)

	March 31, 2025	December 31, 2024
Assets
Cash and Cash Equivalents	$1,000	$—
Due from Related Parties	—	2
Total assets	$1,000	$2
Liabilities
Total liabilities	$—	$—

Commitments and Contingencies (Note 4)
Net Assets
Limited Partnership Unit - Class S units, no units issued and outstanding	—	—
Limited Partnership Unit - Class D units, no units issued and outstanding	—	—
Limited Partnership Unit - Class I units, no units issued and outstanding	—	—
Limited Partnership Unit - Class R-S units, no units issued and outstanding	—	—
Limited Partnership Unit - Class R-D units, no units issued and outstanding	—	—
Limited Partnership Unit - Class R-I units, no units issued and outstanding	—	—
Limited Partnership Unit - Class F units, 40 units issued and outstanding	1,000	—
General Partner Interest	—	1
Limited Partner Interest	—	1
Total Net Assets	$1,000	$2
Total Liabilities and Net Assets	$1,000	$2

See accompanying notes to financial statements.

TPG Private Equity Opportunities, L.P.
Notes to Financial Statements (Unaudited)
Note 1.  Organization
TPG Private Equity Opportunities, L.P. (“T-POP” or the “Fund”) is a Delaware limited partnership formed on August 30, 2024 as a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). T-POP’s investment objective is to generate investment returns by providing its Limited Partners with broad exposure to investments across the private equity strategies of TPG Inc. (“TPG”). Structured as a perpetual life investment solution, T-POP is expected to accept fully funded subscriptions monthly and aims to provide limited partners a liquidity option by means of a quarterly redemption program.
T-POP expects to conduct a continuous private offering of its units in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (“1933 Act”), to investors that are both (a) accredited investors (as defined in Regulation D under the 1933 Act) and (b) qualified purchasers (as defined in the 1940 Act and the rules thereunder).
TPG Private Equity Opportunities (TE) L.P. (the “Feeder”), a Delaware limited partnership, will invest all or substantially all of its assets in T-POP. The Feeder was established for certain investors with particular tax characteristics, such as tax-exempt investors and certain non-U.S. investors.
As of March 31, 2025, T-POP had not commenced its investment activities. T-POP’s first fiscal period is expected to end December 31, 2025.
TPG Private Equity Opportunities GenPar, L.P., a Delaware limited partnership, will serve as T-POP’s general partner (the “General Partner”). Overall responsibility for oversight of T-POP rests with the General Partner, subject to certain oversight rights held by T-POP’s board of directors. The General Partner will delegate T-POP’s portfolio management function to T-POP Management Company, LLC (the “Management Company”), a Delaware limited liability company. The Management Company will be a registered investment adviser listed with the SEC as a relying advisor of TPG Solutions Advisors, LLC, which is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended. The Management Company will have discretion to make investments on behalf of T-POP and will be responsible for initiating, structuring and negotiating T-POP’s investments, as well as actively managing each investment to seek to maximize value. Both the General Partner and Management Company are subsidiaries of TPG.
T-POP will seek to construct an attractive and diversified portfolio of private equity assets primarily by making direct co-investments in transactions executed by TPG’s private equity strategies and, to a lesser extent, primary fund commitments to such strategies. TPG’s private equity strategies that T-POP is expected to invest in currently include TPG Capital, TPG Healthcare Partners, TPG Asia, TPG Emerging Companies Asia, TPG Growth, TPG Tech Adjacencies, TPG Life Sciences Innovations, The Rise Funds, TPG Rise Climate, TPG GP Solutions, and TPG NewQuest. Percentage allocations across the private equity strategies will vary over time, and the Management Company may determine not to invest in one or more of such strategies in its sole discretion.
Note 2.  Significant Accounting Policies
Basis of Presentation
The accompanying unaudited financial statements of T-POP have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of T-POP's Financial Statements. T-POP is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services-Investment Companies.
Use of Estimates
The preparation of the financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and

TPG Private Equity Opportunities, L.P.
Notes to Financial Statements (Unaudited)

liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates and such differences could be material to the financial statements.
Cash and Cash Equivalents
Cash and cash equivalents include cash on deposit with banks and other short-term investments with an initial maturity of 90 days or less.
Organizational and Offering Expenses
Organizational and offering costs will only be borne by T-POP when T-POP first accepts third-party investors and begins investment operations (“Initial Closing”), at which time, costs associated with the organization of T-POP will be expensed as incurred. Costs associated with the offering of Class S, Class R-S, Class D, Class R-D, Class I, Class R-I and Class F units of T-POP will be capitalized as a deferred expense and included as an asset on the Statements of Assets and Liabilities and amortized over a twelve-month period from incurrence. T-POP has not accepted any third-party investors, therefore organizational and offering expenses are not recorded in the accompanying Statements of Assets and Liabilities.
Income Taxes
T-POP is treated as a partnership for income tax purposes and is not subject to income tax. As a pass-through entity, each partner or member therein is responsible for income taxes related to income or loss based on their respective share of an entity’s income and expenses. It is possible that T-POP may be considered a publicly traded partnership and not meet the qualifying income exception in certain years. In such a scenario, T-POP would be treated as a publicly traded partnership taxed as a corporation, rather than a partnership. The investors of T-POP would be treated as shareholders in a corporation, and T-POP itself would become taxable as a corporation for U.S. federal, state and/or local income tax purposes. T-POP would be required to pay income tax at corporate rates on its net taxable income. In addition, T-POP intends to operate, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.
Note 3.  Related Party Transactions
Partnership Agreement
T-POP has entered into a limited partnership agreement with the General Partner (as amended and restated, the “Partnership Agreement”). Overall responsibility for T-POP oversight rests with the General Partner, subject to certain oversight rights held by T-POP’s board of directors. The General Partner will delegate T-POP’s portfolio management function to the Management Company.
Performance Participation Allocation
The General Partner, or any other entity designated by the General Partner, will be allocated a performance participation (“Performance Participation Allocation”) by T-POP equal to 12.5% of total return subject to a 5% annual hurdle amount and a high water mark with 100% catch-up. Such allocation will be measured on a calendar year basis, will be distributed or allocated annually and accrued monthly (subject to pro-rating for partial periods), and without taking into account accrued and unpaid taxes of any intermediate entity through which T-POP indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month. The General Partner may elect to receive the Performance Participation Allocation in cash, units and/or shares or units of intermediate entities. If the Performance Participation Allocation is paid in T-POP units, such units may be repurchased at the General Partner’s request and will be subject to certain limitations.
Investment Management Agreement
T-POP intends to enter into an investment management agreement with the Management Company (the “Management Agreement”).

TPG Private Equity Opportunities, L.P.
Notes to Financial Statements (Unaudited)

Management Fee
In consideration for its investment management services, T-POP will pay the Management Company a management fee (the “Management Fee”) calculated and payable monthly in arrears, equal to, for each calendar month commencing six calendar months after the Initial Closing, in the aggregate, (i) 1.25% of T-POP’s transactional net asset value (the “NAV”) per annum of the Class S, Class D and Class I units and (ii) 1.00% of T-POP’s NAV per annum of the Class R-S, Class R-D and Class R-I units for a 36-month period following the sixth-month anniversary of the Initial Closing, and 1.25% of T-POP’s NAV per annum of such units thereafter, in each case, before giving effect to any accruals for the Management Fee, the Servicing Fee (as defined below), the Performance Participation Allocation, the Maintenance Fee (as defined below), any repurchases (and pending repurchases), any distributions and without taking into account any accrued and unpaid taxes of any intermediate entity through which T-POP indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month.
The Management Company may elect to receive the Management Fee in cash, units of T-POP or any Parallel Investment Entities, and/or shares or units of intermediate entities. If the Management Fee is paid in T-POP units, such units may be repurchased at the Management Company’s request and will be subject to certain limitations. The Management Company has agreed to waive the Management Fee for the first six months following the date on which T-POP first accepts third-party investors.
Maintenance Fee
In consideration for its operational services, the Management Company will be entitled to receive a maintenance fee (the “Maintenance Fee”) from T-POP (directly or indirectly through an intermediate entity) payable in cash monthly in arrears equal to, in the aggregate, 0.10% of T-POP’s NAV per annum, before giving effect to any accruals for the Management Fee, the Servicing Fee, the Performance Participation Allocation, the Maintenance Fee, any repurchases (and pending repurchases), any distributions and without taking into account accrued and unpaid taxes of any intermediate entity through which T-POP indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month.
Dealer Manager Agreement
T-POP intends to enter into a Dealer Manager Agreement (the “Dealer Manager Agreement”) with TPG Capital BD, LLC (the “Dealer Manager”), a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended, and a member of the Financial Industry Regulatory Authority. Pursuant to the Dealer Manager Agreement, the Dealer Manager will manage T-POP’s relationships with third-party brokers engaged by the Dealer Manager to participate in the distribution of units, which are referred to as participating brokers, and financial advisors. The Dealer Manager will also coordinate T-POP’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of T-POP’s offering, its investment strategies, material aspects of its operations and subscription procedures.
The Dealer Manager will be entitled to receive servicing fees (the “Servicing Fees”) monthly in arrears at an annual rate of 0.85% of the value of T-POP’s NAV attributable to Class S and Class R-S units as of the last day of each month. The Dealer Manager will be entitled to receive the Servicing Fees monthly in arrears at an annual rate of 0.25% of the value of T-POP’s NAV attributable to Class D and Class R-D units as of the last day of each month. There will not be any Servicing Fees with respect to Class I, Class R-I and Class F units. The Servicing Fees will be payable to the Dealer Manager, but the Dealer Manager anticipates that all or a portion of such fees will be retained by, or reallocated (paid) to, participating brokers or other financial intermediaries. See Note 5. “Net Assets” for further details.
Feeder
TPG Private Equity Opportunities Fund (TE) L.P. (the “Feeder”) is a feeder vehicle for T-POP. The Feeder was established to allow certain investors with particular tax characteristics, such as tax-exempt investors and non-U.S. investors, to participate in T-POP in a more efficient manner. The Feeder will be obligated to bear (without duplication) its proportional share of the Management Fee based on its proportional interest in the aggregator entity in which T-POP will invest. Investors in the Feeder will indirectly bear a portion of the Performance Participation Allocation payable by T-POP, but such expenses will not be duplicated at the Feeder level.

TPG Private Equity Opportunities, L.P.
Notes to Financial Statements (Unaudited)

Affiliates
The General Partner, Management Company, Dealer Manager and Feeder are affiliates of T-POP.
Note 4.  Commitments and Contingencies
The Management Company has agreed to advance organizational and offering expenses, other than subscription fees and Servicing Fees related to Class S, Class R-S, Class D and Class R-D units, on T-POP’s behalf through the first anniversary of T-POP’s Initial Closing. T-POP will reimburse the Management Company for all such advanced expenses over the 12 months following the anniversary of the Initial Closing. As of March 31, 2025, the Management Company and its affiliates have incurred organizational and offering expenses on T-POP’s behalf in the amount of $4.5 million. This amount will only be borne by T-POP when T-POP first accepts third-party investors and begins investment operations.
Note 5.  Net Assets
In connection with its formation, T-POP has the authority to issue an unlimited number of units of each unit class.
T-POP expects to offer seven classes of limited partnership units: Class S, Class R-S, Class D, Class R-D, Class I, Class R-I and Class F units. Class S/Class R-S and Class D/Class R-D units will bear a Servicing Fee in an amount equal to, on an annualized basis, 0.85% and 0.25%, respectively, of the NAV of each class of units as of the last day of each month. In calculating the Servicing Fee, T-POP will use the NAV before giving effect to any accruals for the Servicing Fee, repurchases, if any, for that month and distributions payable on T-POP’s units. No Servicing Fee will be payable with respect to Class I, Class R-I or Class F units. The purchase price per unit of each class is equal to the NAV per unit for such class as of the last calendar day of the immediately preceding month. Until T-POP has determined its first NAV, the subscription price for units will be $25.00 per unit plus applicable subscription fees.
Certain financial intermediaries through which a limited partner is placed in T-POP may charge the limited partner upfront selling commissions, placement fees, subscription fees or similar fees (“Subscription Fees”) of up to (a) 3.5% of NAV on Class S and Class R-S units and (b) 1.5% of NAV on Class D and Class R-D units sold in the offering. These Subscription Fees are paid by the limited partner outside of its investment in T-POP and not reflected in T-POP’s NAV.
On August 30, 2024, TPG Private Equity Opportunities GenPar, L.P. (the “General Partner”) and TPG LP A, Inc., an affiliate of the Management Company (the “Initial Limited Partner”) agreed to contribute $1 each as T-POP’s initial capital contribution to form the TPG Private Equity Opportunities, L.P. partnership (the “August 2024 Contribution”). On January 14, 2025 and January 28, 2025, T-POP received in cash an aggregate contribution of $25 (inclusive of the August 2024 Contribution) from the General Partner in exchange for one Class F Unit of T-POP and $975 (inclusive of the August 2024 Contribution) from the Initial Limited Partner in exchange for 39 Class F Units of T-POP.
It is expected that the NAV for each unit class will first be determined as of the end of the first full month after T-POP has accepted third-party investors and has begun investment operations. Thereafter, the NAV for each unit class will be calculated monthly by the Management Company. The NAV will be based on the month-end values of investments, the addition of the value of any other assets such as cash, and the deduction of any liabilities, including the accrual and allocation of the Management Fee, the Performance Participation Allocation and the Maintenance Fee and the deduction of expenses attributable to certain unit classes, such as applicable Servicing Fees.
Redemption Program
The Registrant has implemented a redemption program the (“Redemption Program”) in which it intends to offer to redeem in each quarter up to 5% of T-POP’s units outstanding (by aggregate NAV of the Registrant (including NAV attributable to any feeder fund) and any Parallel Investment Entity) as of the last calendar day of the immediately preceding calendar quarter. The Registrant will conduct such redemptions subject to the Registrant’s Partnership Agreement.
Under the Redemption Program, to the extent the Registrant offers to redeem Units in any particular quarter, the Registrant expects to redeem Units using a purchase price equal to T-POP’s NAV per Unit as of the last calendar day of the applicable quarter (the “Redemption Date”), subject to the Early Redemption Deduction (as defined below).

TPG Private Equity Opportunities, L.P.
Notes to Financial Statements (Unaudited)

Any redemption requests of Units that have been outstanding for fewer than two years will be subject to an early redemption deduction equal to 5% of the value of T-POP’s NAV of the Units being redeemed (calculated as of the Redemption Date) (the “Early Redemption Deduction”) for the benefit of T-POP and its Unitholders, subject to certain exceptions.
Note 6.  Subsequent Events
The Fund’s management evaluated subsequent events through the date of issuance of these financial statements. There have been no subsequent events that occurred that would require disclosure in, or would be required to be recognized in, these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In this Quarterly Report on Form 10-Q, or this "report," we refer to TPG Private Equity Opportunities, L.P. and its consolidated subsidiaries as "we," "us," the "Fund," "T-POP," or "our," unless we specifically state otherwise or the context indicates otherwise. We refer to our investment adviser, T-POP Management Company, LLC, as our "Adviser," and we refer to the direct parent company of our Adviser, TPG Solutions Advisors, LLC., as "Solutions Advisors."
Overview
TPG Private Equity Opportunities, L.P. (“T-POP”) is a Delaware limited partnership formed on August 30, 2024 as a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). T-POP, Feeder TE, and the Aggregator collectively form T-POP, an investment fund established by TPG Inc. (“TPG”). T-POP’s investment objective is to generate investment returns by providing its Limited Partners with broad exposure to investments across the private equity strategies of TPG. Structured as a perpetual-life vehicle, the Fund is expected to accept fully funded subscriptions monthly and aims to provide investors with a liquidity option by means of a quarterly redemption program.
As of the date of this Quarterly Report on Form 10-Q, the Registrant has not yet commenced investment operations and activities and, as a result, it currently does not hold any interests in any of T-POP’s investments and has not generated any revenues. Over the next twelve months, the Registrant intends to commence the Private Offering and begin investment operations.
T-POP was established by TPG to provide eligible investors with access to TPG’s private equity franchise through a single investment. T-POP will seek to construct an attractive and diversified portfolio of private equity assets primarily by making direct co-investments in transactions executed by TPG’s private equity strategies and, to a lesser extent, primary fund commitments to such strategies. TPG’s private equity strategies that T-POP is expected to invest in currently include TPG Capital, TPG Healthcare Partners, TPG Asia, TPG Emerging Companies Asia, TPG Growth, TPG Tech Adjacencies, TPG Life Sciences Innovations, The Rise Funds, TPG Rise Climate, TPG GP Solutions, and TPG NewQuest. Percentage allocations across the private equity strategies will vary over time, and the Management Company may determine not to invest in one or more of such strategies in its sole discretion.
By leveraging the investment capabilities of TPG, T-POP aims to provide investors a pure play private equity alternative that benefits from TPG’s business building capabilities and strategic orientation towards attractive, growing sectors, and thereby serve as a core private equity allocation within its investors’ portfolios.
Key Financial Measures
Revenues
T-POP’s investments may primarily consist of co-investments alongside TPG’s funds, and may also include primary commitments to, and/or secondary market purchases of existing investments in, certain investment funds managed by TPG and third-party managers, as well as other investments that the General Partner determines are suitable for T-POP in its sole discretion (“Equity Investments”). The Fund plans to generate revenues primarily from its Equity Investments, including dividends, distributions and capital appreciation on its Equity Investments. To a lesser extent, the Fund also plans to generate revenue in the form of interest income from the Fund’s investments in debt and other securities, which may be used to generate income, facilitate capital deployment and provide a potential source of liquidity.
Expenses
Management Fee
In consideration for its investment management services, the Management Company will be entitled to receive a management fee (the “Management Fee”) calculated and payable monthly by the Fund (directly or indirectly through an Intermediate Entity) in arrears, equal to, for each calendar month commencing six calendar months after the Fund first accepts third-party investors and begins investment operations (“Initial Closing”), in the aggregate, (i) 1.25% of the Fund’s NAV per annum of the Class S Units, Class D Units and Class I Units and (ii) 1.00% of the Fund’s NAV per annum of the Class R-S Units, Class R-D Units and Class R-I Units for a 36-month period following the sixth-month anniversary of the Initial Closing, and 1.25% of the Fund’s NAV per annum of such Units thereafter, in each case, before giving effect to any accruals for the Management Fee, the Servicing Fee (as defined below), the Performance Participation Allocation (as defined below), the Maintenance Fee (as defined below), Aggregator Unit repurchases (and pending repurchases), any distributions and without taking into account any accrued and unpaid taxes of an Intermediate Entity (or the receipts of such Intermediate Entity) through which the Fund indirectly invests in an Investment or any comparable entities of any other TPG fund, or taxes paid by any such entity during the applicable month. The Registrant, Feeder TE, any feeder funds and any Parallel Investment Entities will each be obligated to bear (without duplication) its proportional share of the Management Fee based on its proportional interest in the Aggregator.
The Management Company may elect to receive the Management Fee in cash, Units of the Fund or any Parallel Investment Entities, and/or shares, interests or units (as applicable) of the Intermediate Entities (which may, for the avoidance of doubt, be paid or allocated directly by an Intermediate Entity). If the Management Fee is paid in Units, such Units may be repurchased at the Management Company’s request and will be subject to the volume limitations of the Redemption Program but not the Early Redemption Deduction. See Note 5. “Net Assets” in our financial statements included in this Quarterly Report on Form 10-Q for additional information on the Redemption Program and Early Redemption Deduction.
For the avoidance of doubt, the Management Company will not receive the Management Fee for the first six months following the date of the Initial Closing.
On a cumulative basis, the Management Fee paid by the Fund is expected to be reduced (but not below zero) by an amount equal to 100% of the Fund’s pro rata share of (i) Net Fee Income (as defined below), if any, received by the Management Company or any affiliate of the Management Company, as a representative, or on behalf, of the Fund and (ii) carried interest, management fees or incentive fees paid or borne by the Fund in connection with the Fund’s investments in other TPG funds (other than secondary investments in other TPG funds made as part of a portfolio transaction); provided, that any non-cash consideration that constitutes Net Fee Income shall not reduce the Management Fee until such non-cash consideration is disposed of for cash (in which case the reduction shall be determined based on the amount of cash received upon such disposition), or, if not disposed of prior to the disposition or other realization of the Investment with respect to which such non-cash consideration was received, as of the date of the disposition or other realization of such Investment (in which case the reduction shall be determined based on the fair value of such consideration as of the date of the disposition or other realization of such Investment). To the extent that the amount referred to in the preceding sentence exceeds the Management Fee due, such excess shall be carried forward to the immediately succeeding month.
“Net Fee Income” means the Fund’s proportionate interest in Break-Up Fees and Portfolio Fees (each as defined below).
“Break-Up Fees” means, with respect to any potential Investment, all cash and other consideration received by the Management Company, the General Partner or any of their affiliates (other than the Fund or any Parallel Investment Entity) specifically in connection with the termination, cancellation or abandonment of the Fund’s portion of such potential Investment.
“Portfolio Fees” means, with certain exceptions as set forth in the Registrant’s Partnership Agreement, all cash and other consideration received by the Management Company or the General Partner, their respective employees, any partner of the General Partner or their respective affiliates, other than the Fund or any Parallel Investment Entity from or in respect of such portions of Investments in portfolio companies then held by the Fund as acquisition and disposition fees, directors’ fees, financial consulting fees, advisory fees, monitoring fees and any other fees earned on or relating to the making, disposition or management of Investments, other than Capital Markets Fees (as defined below), expenses related to specialized operational services (such expenses “Specialized Operational Services Expenses”), expenses related to Foreign Office Services (as defined below), fees and expenses of additional service providers that are TPG affiliates relating to services provided to the Fund and its subsidiaries and portfolio companies in the future, the Management Fee, the Servicing Fee and the Maintenance Fee, and in each case, net of any reimbursement for Specialized Operational Services Expenses from Portfolio Fees.
For purposes of calculating the amount that offsets the Management Fee, Portfolio Fees are net of any reimbursement for Specialized Operational Services from Portfolio Fees. In addition, amounts constituting Portfolio Fees may be used in the General Partner’s sole discretion to pay or reimburse out-of-pocket expenses related to the Investment giving rise to such amounts instead of applying such amounts as a Management Fee offset.

TPG Capital BD, LLC, the Registrant’s affiliated broker-dealer, is expected to be involved in activities relating to the underwriting, structuring, syndication, private placement or arranging of debt or equity issued by, or in respect of, certain of the Fund’s portfolio companies or other capital markets- or broker-dealer-related services or activities. These activities and/or services do not need to be approved by any person (including the independent directors), and the fees and expenses received in connection with the provision of such services (the “Capital Markets Fees”) will be for the benefit of TPG and not the Fund and shall not reduce the Management Fee payable by the Fund.

The amount of performance-based compensation charged and/or management fees paid by the Fund may be less than or exceed the amount of performance-based compensation charged and/or management fees paid by other TPG funds.
Maintenance Fee
In consideration for its operational services, the Management Company will be entitled to receive a maintenance fee (the “Maintenance Fee”) from the Fund (directly or indirectly through an Intermediate Entity) payable in cash monthly in arrears equal to, in the aggregate, 0.10% of the Fund’s NAV per annum, before giving effect to any accruals for the Management Fee, the Servicing Fee, the Performance Participation Allocation, the Maintenance Fee, Aggregator Unit repurchases (and pending repurchases), any distributions and without taking into account any accrued and unpaid taxes of an Intermediate Entity (or the receipts of such Intermediate Entity) through which the Fund indirectly invests in an Investment or any comparable entities of any other TPG fund, or taxes paid by any such entity during the applicable month. The Registrant, Feeder TE, any feeder funds and any Parallel Investment Entities will each be obligated to bear (without duplication) its proportional share of the Maintenance Fee based on its proportional interest in the Aggregator.
Subscription Fees
Certain financial intermediaries may charge Limited Partners Subscription Fees of up to (i) 3.5% of NAV on Class S Units and Class R-S Units and (ii) 1.5% of NAV on Class D Units and Class R-D Units sold in the offering. In certain circumstances, the Subscription Fees may be paid to the Dealer Manager, and reallocated, in whole or in part, to the financial intermediary that placed the Limited Partners into the Fund. No Subscription Fees will be paid or payable with respect to Class I Units, Class R-I Units, Class F Units or any Units issued pursuant to the Fund’s distribution reinvestment plan. For the avoidance of doubt, Subscription Fees shall be paid by the applicable Limited Partners outside of their investments in the Fund and will not impact the Fund’s NAV.
Servicing Fee
Class S Units and Class R-S Units will each bear a servicing fee (each, a “Servicing Fee”) in an amount equal to (on an annualized basis) 0.85% of the NAV of such Class of Units as of the last day of each month. Class D Units and Class R-D Units will each bear a Servicing Fee in an amount equal to (on an annualized basis) 0.25% of the NAV of such Class of Units as of the last day of each month. In calculating the Servicing Fee, TPG will use the Fund’s NAV before giving effect to any accruals for the Servicing Fee, repurchases for that month, if any, and distributions payable on the Registrant’s Units. For the avoidance of doubt, the Servicing Fee will be payable by the Fund and Limited Partners will not be billed separately. The Servicing Fee will be payable to the Dealer Manager, but the Dealer Manager anticipates that all or a portion of the Servicing Fee will be retained by, or reallocated (paid) to, participating brokers or other financial intermediaries. Any amounts allocated in accordance with the foregoing sentence will compensate such participating brokers or other financial intermediaries for reporting, administrative and other services provided to a Limited Partner by such participating brokers or other financial intermediaries, as applicable. No Servicing Fee will be payable with respect to Class I Units, Class R-I Units or Class F Units.
Performance Participation Allocation
The General Partner shall be entitled to the Performance Participation Allocation from the Fund (directly or indirectly through an Intermediate Entity), equal to 12.5% of Total Return attributable to Investor Units subject to a 5% annual Hurdle Amount and a High Water Mark with a 100% Catch-Up (each as defined below). Such allocation will be measured on a calendar-year basis and will be distributed or allocated annually and accrued monthly (subject to pro-rating for partial periods). The Registrant, Feeder TE, any feeder funds and each Parallel Investment Entity (if any) will each be obligated to bear (without duplication) its proportional share of the Performance Participation Allocation based on its proportional interest in the Aggregator.
Specifically, the General Partner is allocated a Performance Participation Allocation in an amount equal to:

•First, if the Total Return attributable to Investor Units for the applicable period exceeds the sum of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (as defined below) (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to the General Partner equals 12.5% of the sum of (x) the Hurdle Amount for that period and (y) any amount allocated to the General Partner pursuant to this clause (this is commonly referred to as a “Catch-Up”); and
•Second, to the extent there are remaining Excess Profits, 12.5% of such remaining Excess Profits.
The General Partner will also be allocated a Performance Participation Allocation with respect to all Investor Units that are repurchased in connection with repurchases of Investor Units in an amount calculated as described above with the relevant period being the portion of the Reference Period (as defined below) for which such Investor Unit was outstanding, and proceeds for any such Investor Unit repurchase will be reduced by the amount of any such Performance Participation Allocation.
The General Partner may elect to receive the Performance Participation Allocation in cash, Units of the Fund or any Parallel Investment Entity and/or shares, units or interests (as applicable) of Intermediate Entities. Such Units may be repurchased at the General Partner’s request and will be subject to the volume limitations of the Redemption Program but not the Early Redemption Deduction.
“Total Return” for any period since the end of the prior Reference Period (as defined below) shall equal the sum of:
(i)all distributions accrued or paid (without duplication) on Investor Units of the Aggregator outstanding at the end of such period since the beginning of the then-current Reference Period plus
(ii)the change in aggregate NAV of such Investor Units of the Aggregator since the beginning of the Reference Period, before giving effect to (x) changes resulting solely from the proceeds of issuances of Investor Units of the Aggregator, (y) any allocation or accrual to the Performance Participation Allocation and (z) applicable Servicing Fees minus
(iii)all Fund expenses (to the extent not already reflected in clause (ii)) but excluding Servicing Fees; provided, that the aggregate NAV of such Investor Units shall be calculated without taking into account any accrued and unpaid taxes of any Intermediate Entity (or the receipts of such Intermediate Entity) through which the Fund indirectly invests in an Investment or any comparable entities of any other TPG fund, or taxes paid by any such entity since the end of the prior Reference Period.
For the avoidance of doubt, the calculation of Total Return will (i) include any appreciation or depreciation in the NAV of Investor Units of the Aggregator issued during the then-current Reference Period, (ii) treat certain taxes incurred (directly or indirectly) by the Fund which relate to a Limited Partner as part of the distributions accrued or paid on Investor Units and (iii) exclude the proceeds from the initial issuance of such Investor Units of the Aggregator.
“Hurdle Amount” for any period during a Reference Period means that amount that results in a 5% annualized internal rate of return on the NAV of Investor Units of the Aggregator outstanding at the beginning of the then-current Reference Period and all Investor Units of the Aggregator issued since the beginning of the then-current Reference Period, calculated in accordance with recognized industry practices and taking into account: (i) the timing and amount of all distributions accrued or paid (without duplication) on all such Investor Units; and (ii) all issuances of Investor Units of the Aggregator over the period. The ending NAV of Investor Units of the Aggregator used in calculating internal rate of return will be calculated before giving effect to any allocation or accrual to the Performance Participation Allocation and any applicable Servicing Fees and without taking into account any accrued and unpaid taxes of any Intermediate Entity (or the receipts of such Intermediate Entity) through which the Fund indirectly invests in an Investment or any comparable entities of any other TPG fund, or taxes paid by any such entity since the end of the prior Reference Period. For the avoidance of doubt, the calculation of the Hurdle Amount for any period will exclude any Investor Units of the Aggregator repurchased during such period, which Investor Units will be subject to the Performance Participation Allocation upon repurchase as described above.
Except as described in “Loss Carryforward Amount” below, any amount by which Total Return falls below the Hurdle Amount will not be carried forward to subsequent periods.

The General Partner will not be obligated to return any portion of the Performance Participation Allocation distributed or allocated due to the subsequent performance of the Fund.
For the avoidance of doubt and notwithstanding anything to the contrary herein, (I) the Performance Participation Allocation shall be calculated separately with respect to each Class taking into account expenses that are attributable to such Class (and all references herein to the Performance Participation Allocation and the terms used for purposes of calculating the Performance Participation Allocation shall be interpreted accordingly), and (II) the General Partner shall not be entitled to the Performance Participation Allocation with respect to the Class F Units. The General Partner shall be permitted to make adjustments to distributions, allocations and other fundings, payments or calculations in order to give effect to the foregoing.
“Reference Period” means the applicable year ending December 31.
“Loss Carryforward Amount” shall initially equal zero and shall cumulatively increase by the absolute value of any negative annual Total Return and decrease by any positive annual Total Return; provided, that the Loss Carryforward Amount shall at no time be less than zero and provided, further, that the calculation of the Loss Carryforward Amount will exclude the Total Return related to any Investor Units of the Aggregator repurchased during such year, which Investor Units will be subject to the Performance Participation Allocation upon repurchase as described above. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses will offset the positive annual Total Return for purposes of the calculation of the Performance Participation Allocation. This is referred to as a “High Water Mark.”
The General Partner may receive a cash advance against allocations or distributions of the Performance Participation Allocation to the General Partner to the extent that annual distributions of the Performance Participation Allocation actually received by the General Partner are not sufficient for the General Partner or any of its beneficial owners (whether such interests are held directly or indirectly) to pay when due any income tax (including estimated income tax) imposed on it or them by reason of the allocation to the General Partner of taxable income in respect of the Performance Participation Allocation (including, for the avoidance of doubt, allocations to the General Partner of taxable income with respect to Units issued to them) or such distributions of the Performance Participation Allocation, calculated using the applicable Notional Rate (as defined in the Registrant’s Partnership Agreement). Amounts of the Performance Participation Allocation otherwise to be allocated or distributed to the General Partner (including distributions in kind) shall be reduced on a dollar-for-dollar basis by the amount of any prior advances made to the General Partner until all such advances are restored to the Fund in full.
Organizational and Offering Expenses
The Management Company has agreed to advance all of the Fund’s organizational and offering expenses on the Fund’s behalf (including legal, accounting, advertising, printing, mailing, subscription processing and filing fees and expenses, expenses relating to any written agreements between the General Partner or the Fund and Limited Partners, due diligence expenses of participating placement agents or financial intermediaries supported by detailed and itemized invoices, costs in connection with preparing, updating and distributing sales and offering materials, design, website and other technology and electronic-media related expenses, fees and expenses of each entity (including, as applicable, transfer agent, administrator and depository fees, fees paid to public relations firms, fees to attend seminars and conferences sponsored by participating broker-dealers or the Fund and reimbursements for customary travel, lodging, entertainment and meals and including all similar organizational and offering expenses of feeder funds, Parallel Investment Entities and/or Intermediate Entities primarily organized to invest in the Fund to the extent not paid by such feeder funds, Parallel Investment Entities and/or Intermediate Entities or their investors, but excluding Subscription Fees and the Servicing Fee)) (collectively, “Organizational and Offering Expenses”) through the first anniversary of the Initial Closing. The Fund will reimburse the Management Company for all such advanced Organizational and Offering Expenses within 12 months following the first anniversary of the Initial Closing. Such advanced Organizational and Offering Expenses may be amortized, in the General Partner’s sole and absolute discretion, for up to a 60-month period beginning from the first anniversary of the Initial Closing for purposes of calculating the Fund’s NAV, although U.S. generally accepted accounting principles require organizational expenses to be expensed when incurred. See “Item 9. Market Price of and Dividends on the Registrant’s Common Equity and Related Limited Partner Matters—Liabilities” in our Form 10 Registration Statement for more information regarding the impact of Organizational and Offering Expenses on the Fund’s NAV. The Management Company will determine what Organizational and Offering Expenses are attributable to the Fund, in its sole discretion.

After the first anniversary of the Initial Closing, the Fund will reimburse the Management Company for any Organizational and Offering Expenses that it has incurred on each entity’s behalf as and when incurred.
Fund Expenses and Initial Fund Expenses Support
The Fund will bear all expenses relating to its activities, operations, meetings and liquidation (if applicable), including, but not limited to (a) the Management Fee and Maintenance Fee paid to the Management Company, expenses incurred in connection with pursuing Investments (whether or not consummated and including expenses relating to unconsummated Investments and co-investments that may have been allocable to co-investors had such transactions been consummated) and sourcing, negotiating, valuing, evaluating, making, financing (including providing guarantees and other credit support), refinancing, holding, developing, operating, trading, hedging, managing, monitoring, restructuring, servicing, collecting on, disposing of and otherwise realizing Investments; fees, costs and expenses related to organization, operation, administration, meetings, restructuring, dissolution, winding-up, termination and liquidation of any subsidiaries, holding companies and special purpose vehicles; audit, accounting, legal, reporting, brokerage, insurance, indemnification, travel, litigation, sourcing persons, distributor, intermediary, investment bankers, lender, rating agencies, valuation firm, tax professional and custodian expenses; expenses relating to compliance with regulatory requirements applicable to the Fund; all fees, costs and other expenses relating to the implementation of and compliance with legal, regulatory, environmental, social, governance and other similar standards and commitments applicable to the Fund, its investments and potential investments, including Portfolio Compliance; fees, costs and expenses incurred in connection with assessing the climate, societal or other impact or similar considerations relating to Investments and potential Investments, including, without limitation, the diligence, monitoring and reporting of climate, societal or other impact or similar considerations for Investments and potential Investments (including fees, costs and expenses payable to Y Analytics (a public benefit company, which is currently controlled by TPG) and similar impact consultants); software and development costs; expenses relating to meetings of the Partners and the Board of Directors, including travel expenses; taxes, fees and other governmental charges levied against the Fund or its subsidiaries; any costs and expenses incurred by the General Partner, the Management Company or their respective personnel, or personnel of portfolio companies with respect to conferences, training programs and similar meetings; the fees, costs and expenses related to exploring, evaluating, structuring, negotiating and/or consummating any potential liquidity, including any costs related to offering or otherwise making available any of the foregoing to one or more Limited Partners (including any costs related to initial set-up, ongoing subscriptions, compliance, tax analysis or maintenance of secondary matching programs or qualified matching services).
The Fund will also bear the fees, costs and other expenses related to certain in-house legal, regulatory, tax, finance and accounting, information technology, fund administration and similar services (including, for the avoidance of doubt, oversight of third-party service providers and Portfolio Compliance) provided by the Management Company or its affiliates (including an allocable portion of personnel and related overhead expenses), so long as (i) the fees, costs and other expenses of such services would be Fund expenses if the services were provided by third-party service providers, (ii) the General Partner reasonably believes that it is in the Fund’s best interest to have such services performed in-house and (iii) the cost of providing such services in-house are within a range of the amounts that would be charged if such services were provided by third parties on arm’s-length terms.
Non-U.S. vehicles and other portfolio companies of the Fund may receive operational, investment monitoring and risk management, director (or analogous function), entity administration, legal, regulatory, tax, accounting and similar services from TPG’s Luxembourg, Singapore and other non-U.S. offices (if applicable) (such services provided by such non-U.S. offices, “Foreign Office Services”). Each non-U.S. vehicle of the Fund (or any Parallel Investment Entity) and each other portfolio company receiving Foreign Office Services will reimburse the relevant affiliates of the Management Company for its allocable share of the expenses incurred by such affiliates in providing Foreign Office Services to it (including any value added taxes or other sales taxes thereon), so long as the cost of providing such services is less than it would be if such services were provided by third parties on arm’s-length terms. These reimbursements will not constitute “Portfolio Fees” and will not be shared with the Fund or reduce the Management Fee payable by the Fund.
The aggregate amount of Fund expenses arising from services performed by the General Partner or its affiliates will be included in the Fund’s annual and quarterly reports under the Exchange Act.
In addition to the advancement of Organizational and Offering Expenses described above in “—Organizational and Offering Expenses,” the Management Company may, in its discretion, forgo all or a portion of its Management Fees and/or pay, absorb or advance certain expenses to be borne by the Fund (“Initial Fund Expense Support”) such that the Fund’s annualized “Specified Expenses” (as defined below) during the calendar month for which such Initial Fund Expense Support is made do not exceed a certain percentage (such percentage to be determined by the Management Company in its sole discretion at the time each Initial Fund Expense Support is made, the “Specified Expense Percentage”) of the Fund’s NAV as of the end of each applicable month. The Fund has agreed to reimburse the Management Company the amount of Initial Fund Expense Support made by the Management Company within three years from the end of the month in which such Initial Fund Expense Support was made, when and if requested by the Management Company, but only if and to the extent that Specified Expenses plus any reimbursement do not exceed the Specified Expense Percentage (which was determined by the Management Company at the time such Initial Fund Expense Support was initially made) of the Fund’s NAV at the end of the month for which the reimbursement is made.
The term “Specified Expenses” is defined to mean total expenses to be borne by the Fund including, for the avoidance of doubt, Organizational and Offering Expenses incurred after the first anniversary of the Initial Closing and expenses appropriately apportioned to the Fund relating to feeder funds, Parallel Investment Entities and/or Intermediate Entities to the extent not paid by such feeder funds, Parallel Investment Entities and/or Intermediate Entities, in each case as determined pursuant to the terms contained in this Quarterly Report on Form 10-Q, the Partnership Agreements and the Management Agreement, but excluding (i) interest expenses, (ii) Servicing Fees, Management Fees, the Performance Participation Allocation, (iii) taxes, (iv) any fees, costs and other expenses related to Specialized Operational Services that are not allocated to or reimbursed by portfolio companies, (v) fees, costs and expenses payable to Y Analytics, (vi) Capital Markets Fees, (vii) costs and expenses (including any value added taxes or other sales taxes thereon) relating to Foreign Office Services, (viii) portfolio company level expenses, (ix) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, (x) dividend payments (including any dividend payments, commitment fees, or other expenses related to any leverage incurred by the Fund), and (xi) extraordinary expenses (as determined in the sole discretion of the General Partner).
Derivatives
The General Partner qualifies for the exemption under U.S. Commodity Futures Trading Commission's (the "CFTC") Rule 4.13(a)(3) (and, correlatively, the exemption under CFTC Rule 4.14(a)(5)) with respect to each Partnership on the basis that (i) Units in each Partnership are exempt from registration under the 1933 Act and are offered and sold without marketing to the public in the United States, (ii) participation in each Partnership is limited to “accredited investors” (as defined in Regulation D under the 1933 Act) and “qualified purchasers” (as defined in the Investment Company Act) and (iii) each Partnership’s direct or indirect investments in Commodity Interests are limited such that either (A) the aggregate initial margin, premiums and, for retail foreign exchange transactions (as defined in 17 CFR 5.1(m)), the required minimum security deposit, required to establish such Commodity Interest positions, determined at the time the most recent Commodity Interest position is established, will not exceed, for each Partnership, 5% of the liquidation value of such Partnership’s portfolio or (B) the aggregate net notional value of such Commodity Interest positions, determined at the time the most recent Commodity Interest position is established, will not exceed 100% of the liquidation value of such Partnership’s portfolio, in each case after taking into account unrealized profits and unrealized losses on any such positions.
Results of Operations
As of March 31, 2025, we had not yet commenced investment activities.
Financial Condition, Liquidity, and Capital Resources
The Fund has not yet commenced commercial activities. On August 30, 2024, the General Partner and TPG LP A, Inc., an affiliate of the Management Company (the “Initial Limited Partner”), agreed to contribute $1 each as T-POP’s initial capital contribution to form the Registrant (the “August 2024 Contribution”). On January 14, 2025 and January 28, 2025, the Registrant received in cash an aggregate contribution of (i) $25 (inclusive of the August 2024 Contribution) from the General Partner in exchange for one Class F Unit of the Registrant and (ii) $975 (inclusive of the August 2024 Contribution) from the Initial Limited Partner, in exchange for 39 Class F Units of the Registrant. These Units were issued at a price of $25 per Unit as the Registrant’s initial capital. As of March 31, 2025 and December 31, 2024, the General Partner and the Initial Limited Partner were the Registrant’s only investors.
The Fund expects to generate cash primarily from (i) the net proceeds of its continuous private offering, (ii) cash flows from its operations, (iii) any financing arrangements the Fund may enter into in the future and (iv) any future offerings of its equity or debt securities.

The Fund’s primary use of cash will be for (i) Investments, (ii) the cost of operations (including the Management Fee, Maintenance Fee and Performance Participation Allocation), (iii) debt service of any borrowings, (iv) periodic repurchases, including under the Redemption Program (as described herein), and (v) cash distributions (if any) to the holders of its Units to the extent declared by the General Partner.

Leverage
The Fund may utilize leverage, incur indebtedness and provide other credit support for any purpose, including to fund all or a portion of the capital necessary for an Investment.
The Fund generally does not intend to incur indebtedness for borrowed money that would cause the Leverage Ratio (as defined below) to be in excess of 30% (the “Leverage Guideline”). Any indebtedness incurred at the investment level will be excluded in the calculation of the Leverage Guideline.
“Leverage Ratio” means, on any date of incurrence of any indebtedness for borrowed money, the quotient obtained by dividing (i) Aggregate Net Leverage (as defined below) by (ii) the aggregate month-end values of the Fund’s Investments, plus the value of any other assets (such as cash on hand), as determined in accordance with the Fund’s Valuation Policy (as defined below).
“Aggregate Net Leverage” means (i) the aggregate amount of recourse indebtedness for borrowed money (e.g., bank debt) of the Fund minus (ii) cash and cash equivalents of the Fund minus, without duplication, (iii) cash used in connection with funding a deposit in advance of the closing of an investment and working capital advances.
For purposes of determining Aggregate Net Leverage, the General Partner shall use the principal amount of borrowings, and not the valuations of the Fund’s borrowings, and may, in its sole discretion, determine which securities and other instruments are deemed to be cash equivalents. The Fund’s assets or any part thereof, including any accounts of the Fund, may be pledged in connection with any credit facilities or indebtedness. For the avoidance of doubt, the Leverage Guideline does not apply to guarantees of indebtedness, ‘bad boy’ guarantees, preferred financing arrangements, margin loans or other related liabilities that are not recourse indebtedness for borrowed money and accordingly, our leverage may exceed the Leverage Guideline if these transactions were included.
As of the date of this Quarterly Report on Form 10-Q, the Fund has no financing committed from TPG to start its operations and the Fund has not established credit facilities or financing arrangements.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements, as defined in Regulation S-K.
Contractual Obligations
The Fund has not entered into any contractual obligations.
Critical Accounting Policies
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. For a further discussion about our critical accounting policies, see Note 2. “Significant Accounting Policies” in our financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Fund will be subject to financial market risks, including changes in interest rates. The Fund plans to invest primarily in Equity Investments. Most of the Fund’s investments will not have a readily available market price, and the Fund will value these investments at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the Board in accordance with the Fund’s valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments the Fund makes. See “Item 9. Market Price of and Dividends on the Registrant’s Common Equity and Related Limited Partner Matters—Calculation of Net Asset Value” in our Form 10 Registration Statement.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Registrant’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Neither the Registrant, the General Partner nor the Management Company are currently subject to any pending material legal proceedings against the Registrant, the General Partner or the Management Company. From time to time, the Registrant, the General Partner or the Management Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Registrant’s rights under contracts with the Registrant’s portfolio companies. The Registrant may also be subject to regulatory proceedings. See Note 4. “Commitments and Contingencies” in our financial statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Form 10 Registration Statement. Other than the risks identified below, there have been no material changes from the risk factors previously disclosed. The risks described in our Form 10 Registration Statement are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The Fund’s reliance on the 1940 Act exclusion requires compliance with specific conditions, and any change in its status under the 1940 Act may necessitate adjustments to its operation or structure that potentially increase costs and expenses.
The Fund will rely upon the exclusion from the definition of “investment company” set out in Section 3(c)(7) of the 1940 Act. Reliance on Section 3(c)(7) of the 1940 Act requires, among other things, that each purchaser be a “qualified purchaser.” A “qualified purchaser,” as such term is defined in the 1940 Act, including the rules and regulations thereunder, includes a natural person who owns not less than $5 million in investments or a company, acting for its own account or the accounts of other qualified purchasers, that owns and invests on a discretionary basis not less than $25 million in investments, and certain trusts. The Fund’s subscription documents and Partnership Agreements will contain representations and restrictions on transfer designed to assure that the foregoing conditions are met.
Failure to limit the Fund’s investors to “qualified purchasers” could result in the Fund being required to register as an investment company under the 1940 Act, which could negatively impact the value of the Units. If the Fund is required to register as an investment company under the 1940 Act, the Fund would become subject to substantial regulation with respect to the Fund’s capital structure (including its ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the 1940 Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters.
Compliance with the 1940 Act would, accordingly, limit the Fund’s ability to make certain investments and require the Fund to significantly restructure our business plan, which could materially adversely affect the Fund’s NAV and the Fund’s ability to pay distributions to investors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Limited Partnership Agreement (incorporated by reference to Exhibit 3.1 to TPG Private Equity Opportunities, L.P.’s Registration Statement on Form 10 filed on December 30, 2024).
3.2	Certificate of Limited Partnership (incorporated by reference to Exhibit 3.2 to TPG Private Equity Opportunities, L.P.’s Registration Statement on Form 10 filed on December 30, 2024).
3.3
Form of Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to TPG Private Equity Opportunities, L.P.’s Registration Statement on Form 10 filed on February 19, 2025).

4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to TPG Private Equity Opportunities, L.P.’s Registration Statement on Form 10 filed on February 19, 2025).
10.1†*	Form of Restricted Unit Award Agreement.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
___________________
* Filed herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused his report to be signed on its behalf by the undersigned thereunto duly authorized.

TPG Private Equity Opportunities, L.P.

May 12, 2025	By:	/s/ Jack Weingart
Name: Jack Weingart
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Matt White
Name: Matt White
Title: Chief Financial Officer (Principal Financial and Accounting Officer)