Form 10-Q
period 2025-09-30
TPG Private Equity Opportunities, L.P.
filed 2025-11-13
CIK 2050260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 10, 2025, the Registrant had the following limited partnership units outstanding: 16,034,840 units of Class R-I, 9,742,645 units of Class R-S, 170,356 units of Class R-D, and 969,858 units of Class F.

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
•the term “Fund Complex” refers collectively to the Registrant, the Parallel Investment Entities and the Aggregator;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TPG Private Equity Opportunities, L.P.
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	September 30, 2025	December 31, 2024
Assets
Investments at Fair Value (Cost $469,330)	$523,291	$—
Investments in Affiliated Investee Funds at Fair Value (Cost $57,239)	70,360	—
Derivative Assets at Fair Value	282	—
Cash Equivalents	115,393	—
Dividends Receivable	494	—
Deferred Offering Costs	692	—
Other Assets	111	—
Total Assets	$710,623	—

Liabilities
Derivative Liabilities at Fair Value	$1,048	$—
Organizational and Offering Costs Payable	8,070	—
Servicing Fees Payable	6,672	—
Accrued Performance Participation Allocation	7,200	—
Deferred Tax Liability	1,076	—
Maintenance Fee Payable	142	—
Professional Fees Payable	5,503	—
Payable for Investments Purchased	20,250	—
Other Liabilities	1,629	—
Total Liabilities	51,590	—

Commitments and Contingencies (Note 8)

Net Assets
Limited Partnership Units - Class R-D, unlimited Units authorized, (170,356 Units issued and outstanding as of September 30, 2025; no Units issued and outstanding as of December 31, 2024)	4,728	—
Limited Partnership Units - Class R-S, unlimited Units authorized, (8,315,857 Units issued and outstanding as of September 30, 2025; no Units issued and outstanding as of December 31, 2024)	224,113	—
Limited Partnership Units - Class R-I, unlimited Units authorized, (14,464,734 Units issued and outstanding as of September 30, 2025; no Units issued and outstanding as of December 31, 2024)	400,568	—
Limited Partnership Units - Class F, unlimited Units authorized, (967,776 Units issued and outstanding as of September 30, 2025; no Units issued and outstanding as of December 31, 2024)	27,021	—
General Partner Interest	—	—
Limited Partner Interest	—	—
Non-Controlling Interests	2,603	—
Total Net Assets	659,033	—
Total Liabilities and Net Assets	$710,623	$—
See accompanying notes to Condensed Consolidated Financial Statements.

TPG Private Equity Opportunities, L.P.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Revenues
Dividend Income	$1,877	$2,549
Interest Income	9	23
Total revenues	1,886	2,572
Expenses
Organizational Expenses	366	7,031
Performance Participation Allocation	5,562	7,200
Deferred Offering Costs Amortization	318	346
Maintenance Fees	142	170
Professional Fees	5,136	5,503
Other Expenses	761	1,143
Total expenses	12,285	21,393

Net Investment Income (Loss)	(10,399)	(18,821)
Net Change in Unrealized Gain (Loss) on Investments and Derivative Contracts
Net Change in Unrealized Gain (Loss) on Investments	46,596	67,082
Net Change in Unrealized Gain (Loss) on Derivative Contracts	(50)	(766)
Total Net Change in Unrealized Gain (Loss)	46,546	66,316
Provision for Income Taxes	(525)	(1,076)
Net Increase in Net Assets Resulting from Operations	$35,622	$46,419

Net Increase in Net Assets Resulting from Operations Attributable to Non-Controlling Interests	$171	$254

Net Increase in Net Assets Resulting from Operations Attributable to T-POP	$35,451	$46,165

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Private Equity Opportunities, L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class R-S Units	Class R-D Units	Class R-I Units	Class F Units	Non-Controlling Interests	Total Net Assets
Balance at June 30, 2025	$77,559	$—	$221,860	$25,139	$2,432	$326,990
Proceeds from Units Issued	139,071	4,500	157,384	—	—	300,955
Net Investment Income (Loss)	(3,362)	(77)	(6,706)	(221)	(33)	(10,399)
Provision for Income Taxes	(162)	(4)	(327)	(29)	(3)	(525)
Net Change in Unrealized Gain (Loss) on Investments	15,526	351	28,381	2,131	207	46,596
Net Change in Unrealized Gain (Loss) on Derivative Contracts	(27)	—	(24)	1	—	(50)
Servicing Fees	(4,492)	(42)	—	—	—	(4,534)
Balance at September 30, 2025	$224,113	$4,728	$400,568	$27,021	$2,603	$659,033

	Class R-S Units	Class R-D Units	Class R-I Units	Class F Units	Non-Controlling Interests	Total Net Assets
Balance at December 31, 2024	$—	$—	$—	$—	$—	—
Proceeds from Units Issued	216,614	4,500	371,919	24,194	2,349	619,576
Net Investment Income (Loss)	(5,596)	(77)	(12,321)	(736)	(91)	(18,821)
Provision for Income Taxes	(296)	(4)	(698)	(71)	(7)	(1,076)
Net Change in Unrealized Gain (Loss) on Investments	20,512	351	42,175	3,687	357	67,082
Net Change in Unrealized Gain (Loss) on Derivative Contracts	(201)	—	(507)	(53)	(5)	(766)
Servicing Fees	(6,920)	(42)	—	—	—	(6,962)
Balance at September 30, 2025	$224,113	$4,728	$400,568	$27,021	$2,603	$659,033
See accompanying notes to Condensed Consolidated Financial Statements.

TPG Private Equity Opportunities, L.P.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in Thousands)

Nine Months Ended September 30, 2025
Operating Activities:
Net Increase in Net Assets Resulting from Operations	$46,419
Adjustments to Reconcile Net Increase in Net Assets From Operations to Net Cash Used in Operating Activities:
Net Change in Unrealized (Gain) / Loss on Investments	(67,082)
Net Change in Unrealized (Gain) / Loss on Derivative Contracts	766
Interest Income Received In-Kind	(23)
Amortization of Deferred Offering Costs	346
Class F Units Issued as Payment of Directors' Fees	194
Purchases of Investments	(406,922)
Proceeds From Sales of Investments	625
Cash Flows due to Changes in Operating Assets and Liabilities:
(Increase) in Dividends Receivable	(494)
(Increase) in Deferred Offering Costs	(1,038)
(Increase) in Other Assets	(111)
Increase in Organizational and Offering Costs Payable	8,070
Increase in Accrued Performance Participation Allocation	7,200
Increase in Deferred Tax Liability	1,076
Increase in Maintenance Fee Payable	142
Increase in Professional Fees Payable	5,503
Increase in Other Liabilities	1,629
Net Cash Used in Operating Activities	$(403,700)

Financing Activities:
Proceeds from issuance of units	$519,383
Payment of servicing fees	(290)
Net Cash Provided by Financing Activities	$519,093

Net Increase in Cash Equivalents	$115,393
Cash Equivalents, Beginning of Period	—
Cash Equivalents, End of Period	$115,393

Supplemental Disclosure of Non-Cash Financing Activities:
Servicing Fees Payable	$6,672
Units Issued in Exchange for Investments	$99,999

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Private Equity Opportunities, L.P.
Condensed Consolidated Schedule of Investments (Unaudited)
As of September 30, 2025
(Dollars in Thousands)

Issuer	Asset	Core Sector	Geography(a)	Valuation Level	Fair Value ($)	Fair Value as Percentage of Net Assets (%)
Portfolio Companies
Consumer Services
Other Investment in Portfolio Company(c)		Consumer	N. America	Level III	$18,614	2.8%
Total Consumer Services					18,614	2.8%

Energy Transition
Other Investment in Portfolio Company(c)		Energy Transition	N. America	Level III	25,604	3.9%
Total Energy Transition					25,604	3.9%

Financial Services
Creative Planning	Equity interest held through TPG IX Cardiff CI II, L.P. (33.8 million units)	Business Services	N. America	Level III	40,946	6.2%
Other Investments in Portfolio Companies(c)		Business Services	N. America	Level III	30,864	4.7%
Total Financial Services					71,810	10.9%

Health Care Equipment & Services
Surescripts	Equity interest held through TPG Starman Investment Holdings I, L.P. and TPG Starman Investment Holdings II, L.P.	Healthcare	N. America	Level III	51,248	7.8%
Other Investments in Portfolio Companies(c)		Healthcare	N. America	Level III	22,881	3.5%
Other Investments in Portfolio Companies(c)		Healthcare	Asia	Level III	16,729	2.5%
Total Health Care Equipment & Services					90,858	13.8%

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Private Equity Opportunities, L.P.
Condensed Consolidated Schedule of Investments (Unaudited)—Continued
As of September 30, 2025
(Dollars in Thousands)

Issuer	Asset	Core Sector	Geography(a)	Valuation Level	Fair Value ($)	Fair Value as Percentage of Net Assets (%)
Media & Entertainment
Other Investment in Portfolio Company(c)		Technology	N. America	Level III	30,783	4.7%
Total Media & Entertainment					30,783	4.7%

Pharmaceuticals, Biotechnology & Life Sciences
Novotech	Equity interest held through TPG Kepler HoldCo Pte. Ltd. (50.0 million preference shares)	Business Services	Asia	Level III	49,975	7.6%
Total Pharmaceuticals, Biotechnology & Life Sciences					49,975	7.6%

Software & Services
Hospitality Solutions	Equity interest held through TPG IX Whitney Holdings Aggregation, L.P. (50.0 million partnership units)	Technology	N. America	Level III	50,033	7.6%
Other Investments in Portfolio Companies(c)		Technology	N. America	Level III	40,905	6.2%
Other Investment in Portfolio Company(c)		Technology	Europe	Level III	25,592	3.9%
Other Investment in Portfolio Company(c)		Technology	Asia	Level III	2,733	0.4%
Total Software & Services					119,263	18.1%

Utilities
Other Investment in Portfolio Company(c)		Energy Transition	Europe	Level III	30,044	4.6%
Total Utilities					30,044	4.6%

Total Portfolio Companies (Cost $262,450 North America, $50,491 Europe, $70,186 Asia)					436,951	61.7%
See accompanying notes to Condensed Consolidated Financial Statements.

TPG Private Equity Opportunities, L.P.
Condensed Consolidated Schedule of Investments (Unaudited)—Continued
As of September 30, 2025
(Dollars in Thousands)

Issuer	Asset	Core Sector	Geography(a)	Valuation Level	Fair Value ($)	Fair Value as Percentage of Net Assets (%)
Unaffiliated Investee Funds
Consumer Services
Other Investment in Unaffiliated Investee Fund(c)		Consumer	N. America	NAV	21,803	3.3%
Other Investment in Unaffiliated Investee Fund(c)		Consumer	Asia	NAV	2,585	0.4%
Total Consumer Services					24,388	3.7%

Health Care Equipment & Services
Other Investment in Unaffiliated Investee Fund(c)		Healthcare	Europe	NAV	8,430	1.3%
Total Health Care Equipment & Services					8,430	1.3%

Software & Services
Other Investments in Unaffiliated Investee Funds(c)		Technology	N. America	NAV	46,397	7.0%
Total Software & Services					46,397	7.0%

Total Unaffiliated Investee Funds (Cost $69,041 North America, $8,454 Europe, $1,699 Asia)					79,215	12.0%

Debt Investments(b)
Software & Services
Other Investment in Debt(c)		Technology	Asia	Level III	7,125	1.1%
Total Software & Services					7,125	1.1%

Total Debt Investments (Cost $7,009 Asia)					7,125	1.1%

Total Investments (Cost $331,491 North America, $58,945 Europe, $78,894 Asia)					523,291	74.8%
See accompanying notes to Condensed Consolidated Financial Statements.

TPG Private Equity Opportunities, L.P.
Condensed Consolidated Schedule of Investments (Unaudited)—Continued
As of September 30, 2025
(Dollars in Thousands)

Issuer	Asset	Core Sector	Geography(a)	Valuation Level	Fair Value ($)	Fair Value as Percentage of Net Assets (%)
Affiliated Investee Funds
Financial Services
Growth VI	Equity interest held through TPG Growth VI CS, L.P.	Various	N. America	NAV	40,814	6.2%
Total Financial Services					40,814	6.2%

GP-Led Secondaries
Other Investment in Affiliated Investee Fund(c)		Various	N. America	NAV	29,546	4.5%
Total GP-Led Secondaries					29,546	4.5%

Total Affiliated Investee Funds (Cost $57,239 North America)					70,360	10.7%

Derivative Instruments
Derivative Asset					282	—%
Derivative Liability					(1,048)	(0.2)%
Total Derivative Instruments (Cost $—)					(766)	(0.2)%

Cash Equivalents
Dreyfus Government Cash Management, 4.12%			N. America		115,393	17.5%
Total Cash Equivalents (Cost $115,393 North America)					115,393	17.5%

Total Investments, Investments in Affiliated Investee Funds, Derivative Instruments, and Cash Equivalents (Cost $504,123 North America, $58,945 Europe, $78,894 Asia)					$708,278	102.8%
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
Basis of Consolidation
As provided under Regulation S-X and ASC 946, T-POP generally does not consolidate its investment in a company unless T-POP has a controlling financial interest in (a) an investment company or (b) an operating company whose business consists of providing services to T-POP. T-POP consolidates in its Condensed Consolidated Financial Statements the accounts of T-POP US Aggregator (CYM), L.P. (the “Aggregator”) and its subsidiaries in which the Fund has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Cash Equivalents
Cash Equivalents represent cash held in money market funds, treasury bills and other short‐term highly liquid investments with original maturities of three months or less. Income from money market funds is recorded as Dividend Income and interest income from other Cash and Cash Equivalents is recorded in Interest Income in the Condensed Consolidated Statements of Operations.
Foreign Currency
Assets and liabilities denominated in foreign currencies are translated into U.S. dollar amounts at the reporting date. Transactions denominated in foreign currencies, including purchases and sales of investments, and income and expenses, are translated into U.S. dollar amounts on the date of such transactions and are included in Net Unrealized Gain (Loss) on Investments on the Condensed Consolidated Statements of Operations. The Fund's investments may be denominated in foreign currencies and, thus, are subject to foreign currency exchange rate fluctuations. Investments are translated into U.S. dollar amounts at the reporting date and the adjustment is included in Investments, at Fair Value and Net Change in Unrealized Gain (Loss) on Investments in the Condensed Consolidated Statements of Operations.
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
For the three and nine months ended September 30, 2025, dividend income consists of income from money market funds.
Net Realized Gains or Losses and Net Change in Unrealized Gain (Loss) on Investments
Realized gains or losses will be measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset. Net change in unrealized gain (loss) reflects the change in investment values during the reporting period, including any reversal of previously recorded unrealized gain or loss when gains or losses are realized. For the three and nine month period ended September 30, 2025, T-POP did not recognize any realized gains or losses.
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
Derivative Instruments
T-POP enters into foreign currency forward contracts to hedge against foreign currency exchange rate risk on its non-U.S. dollar denominated securities or to facilitate settlement of foreign currency denominated transactions. A foreign currency forward contract is an agreement between two parties to buy and sell a currency at a set price with delivery and settlement at a future date. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period as unrealized gains or losses. Unrealized gains and losses are presented net in Net Change in Unrealized Gain (Loss) on Derivative Contracts on the Condensed Consolidated Statements of Operations. When a foreign currency forward contract is closed, through either delivery or offset by entering into another foreign currency forward contract, T-POP recognizes realized gains or losses equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it was closed. Foreign currency forward contracts involve elements of market risk in excess of the amounts reflected on the Condensed Consolidated Statements of Assets and Liabilities. T-POP’s primary risk related to hedging is the risk of an unfavorable change in the foreign exchange rate underlying the foreign currency forward contract. Further information on derivative instruments can be found within Note 4 “Derivative Instruments”.
Organizational and Offering Expenses
Until the one-year anniversary of the Initial Closing, organization and offering expenses are paid by the Management Company. After T-POP accepted third party investors and commenced investment operations, all costs incurred associated with the organization of T-POP were expensed. Costs associated with the offering of Class S, Class R-S, Class D, Class R-D, Class I, Class R-I and Class F units of T-POP are capitalized as deferred expense and included as an asset on the Statements of Assets and Liabilities and amortized over a twelve-month period from June 2, 2025.
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

TPG Private Equity Opportunities, L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

T-POP operates through a single reportable segment with an investment objective of generating investment returns by providing its Limited Partners with broad exposure to investments across the private equity strategies of TPG. The chief operating decision maker (the “CODM”) is T-POP’s Chief Executive Officer. The CODM assesses the performance of, allocates resources to and makes operating decisions for T-POP primarily based on T-POP’s Net Increase in Net Assets Resulting from Operations. As T-POP is a single segment, there is no difference between segment assets and total consolidated assets as presented on the Condensed Consolidated Statements of Assets and Liabilities and significant segment expenses are the same as those listed on the Condensed Consolidated Statements of Operations. As the Fund operates as a single segment, the accounting policies utilized by the segment are consistent with those included in the Condensed Consolidated Financial Statements here within.
3. Investments and Fair Value Measurement
The following table summarizes the valuation of the Fund’s investments, derivative assets and derivative liabilities held at fair value by the fair value hierarchy levels as of September 30, 2025:

	September 30, 2025
	Level I	Level II	Level III	NAV	Total
Assets
Cash Equivalents
Money Market Fund	$115,393	$—	$—	$—	$115,393
Total Cash Equivalents	$115,393	$—	$—	$—	$115,393

Investments
Portfolio Companies	$—	$—	$436,951	$—	$436,951
Unaffiliated Investee Funds	—	—	—	79,215	79,215
Debt Investments	—	—	7,125	—	7,125
Total Investments	—	—	444,076	79,215	523,291
Affiliated Investee Funds	—	—	—	70,360	70,360
Derivative Assets	—	282	—	—	282
	$—	$282	$444,076	$149,575	$593,933

Liabilities
Derivative Liabilities	$—	$1,048	$—	$—	$1,048

TPG Private Equity Opportunities, L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of September 30, 2025:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted-Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Portfolio Companies	$184,655	Market Comparables	LTM EBITDA Multiple	3.8x- 33.5x	21.4x	Increase
			FWD EBITDA Multiple	22.0x	22.0x	Increase
	205,805	Last Transaction Price	Operating and Market Performance
	29,154	SOTP	EV/EBITDA Multiple	12.0x - 14.0x	13.4x	Increase
			NTM EBITDA Multiple	3.0x - 11.0x	9.4x	Increase
	17,337	Discounted Cash Flows	Discount Rate	20%	20%	Decrease
Debt Investments	7,125	Market Comparables	LTM EBITDA Multiple	18.5x	18.5x	Increase
Total Investments	$444,076

TPG Private Equity Opportunities, L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables present changes in the fair value of investments for which Level III inputs were used to determine the fair value for the three and nine months ended September 30, 2025:

	Level III Financial Assets at Fair Value
	Three Months Ended September 30, 2025
	Portfolio Companies	Debt Investments	Total
Balance, Beginning of Period	$136,725	$4,180	$140,905
Purchases	260,983	2,855	263,838
Sales and Proceeds from Investments	—	—	—
Transfer Into Level III	—	—	—
Transfer Out of Level III	—	—	—
Change in Gain (Loss) Included in Net Assets	39,243	90	39,333
Balance, End of Period	$436,951	$7,125	$444,076

Net Change in Unrealized Gain (Loss) on Investments Included in Condensed Consolidated Statements of Operations	$39,243	$90	$39,333

	Level III Financial Assets at Fair Value
	Nine Months Ended September 30, 2025
	Portfolio Companies	Debt Investments	Total
Balance, Beginning of Period	$—	$—	$—
Purchases	383,126	7,009	390,135
Sales and Proceeds from Investments	—	—	—
Transfer Into Level III	—	—	—
Transfer Out of Level III	—	—	—
Change in Gain (Loss) Included in Net Assets	53,825	116	53,941
Balance, End of Period	$436,951	$7,125	$444,076

Net Change in Unrealized Gain (Loss) on Investments Included in Condensed Consolidated Statements of Operations	$53,825	$116	$53,941
NAV as a Practical Expedient
The following table summarizes investments that estimate fair value using NAV as a practical expedient. This includes information such as investment strategy, or industry, unfunded commitments (if applicable) and the fair value of the respective investments. As of September 30, 2025, a majority of these investments may not be redeemed at or within three months of the reporting date and certain investments may not be sold without a general partner’s consent. Certain investments cannot be redeemed and distributions received will be a result of income and/or sales of underlying assets of each investment; however, an estimate of the period of time over which the underlying assets are expected to be liquidated for such investments cannot be made.

TPG Private Equity Opportunities, L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

NAV as a Practical Expedient Investments by Industry	Unfunded Commitment	Fair Value
Financial Services
Growth VI	$102,265	$40,814

GP-Led Secondaries
Other investment in affiliated investee fund	42,996	29,546

Consumer Services
Other investments in unaffiliated investee funds	40,054	24,388

Software & Services
Other investments in unaffiliated investee funds	13,602	46,397

Health Care Equipment & Services
Other investment in unaffiliated investee fund	1,165	8,430
For the three and nine month periods ended September 30, 2025, total unrealized gains on investments in affiliated investee funds were $6.8 million and $13.1 million, respectively.
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
The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value amount of the foreign exchange contracts:

	September 30, 2025
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Derivative Instruments
Foreign Currency Forward Contracts	$8,961	$282	$51,976	$(1,048)
		$282		$(1,048)

TPG Private Equity Opportunities, L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Derivative Instruments
Net Change in Unrealized Gain (Loss)
Foreign Currency Forward Contracts	$(50)	$—	$(766)	$—
5. Line of Credit Agreement
On August 26, 2025, a subsidiary of the Fund, as well as any additional borrower entities that may be added and removed from time to time (the “Borrowers”), entered into an unsecured, uncommitted line of credit (the “Line of Credit”) up to a maximum amount of $250.0 million with TPG Operating Group II, L.P. (the “Lender”), an affiliate of the General Partner. The line of credit expires on August 26, 2026, subject to six-month extension options requiring the Lender’s approval (the “Line Availability End Date”).
Under the Line of Credit, the interest rate on the unpaid principal amount of each loan made to the Borrower is the then-current rate offered by a third-party lender or, if no such rate is available, Secured Overnight Financing Rate (“SOFR”) applicable to such loan plus 3.50%. Each advance under the Line of Credit is repayable on the earliest of (1) the 180th day following the earlier of (A) the Lender’s demand and (B) the Line Availability End Date, and (2) the scheduled date of repayment for each loan, which date shall not be later than 364 days following the borrowing of such loan, unless the Lender otherwise consents. To the extent the Borrowers have not repaid all loans and other obligations under the line of credit after a repayment event has occurred, the Borrowers shall use commercially reasonable efforts to apply excess available cash proceeds to the repayment of such loans and other obligations; provided that the Borrowers will be permitted to (w) make payments to fulfill any repurchase requests pursuant to the Fund’s redemption program on the terms substantially consistent with those described in the Fund’s filings with the Securities and Exchange Commission, (x) use funds to close any acquisition which the Fund entered into prior to receiving a demand notice, (y) make distributions to avoid any entity level tax, and (z) pay any income taxes when due. The Line of Credit also permits voluntary prepayment of principal and accrued interest without any penalty other than customary breakage costs subject to the Lender’s reasonable determination. Each Borrower may withdraw from the Line of Credit at the time all such obligations held by such Borrower to the Lender under the Line of Credit have been repaid to the Lender in full. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, the Lender may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.
None of the Lender and its assignees shall have any recourse to any general partner of any Borrower, any investor of any Borrower, including the Fund, or any of their respective assets for any indebtedness or other monetary obligation incurred under the Line of Credit. There were no borrowings during the three-month period ended September 30, 2025 and no amounts outstanding under the Line of Credit as of September 30, 2025.
6. Net Assets
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
The following tables present transactions in the Units during the three and nine months ended September 30, 2025:

	Class R-S Units	Class R-D Units	Class R-I Units	Class F Units (a)
Units Outstanding as of June 30, 2025	3,101,731	—	8,581,385	967,776
Units Issued	5,214,126	170,356	5,883,349
Unit outstanding as of September 30, 2025	8,315,857	170,356	14,464,734	967,776

	Class R-S Units	Class R-D Units	Class R-I Units	Class F Units (a)
Units Outstanding as of December 31, 2024	—	—	—	—
Units Issued	8,315,857	170,356	14,464,734	967,776
Units Outstanding as of September 30, 2025	8,315,857	170,356	14,464,734	967,776
_______________
(a)Class F includes 7,776 of issued units to the Board of Directors of T-POP in accordance with their Restricted Unit Award Agreement.
Redemption Program
T-POP has implemented a redemption program (the “Redemption Program”) in which it offers its limited partners the opportunity to redeem in each quarter up to 5% of T-POP’s units outstanding (by aggregate Transactional NAV of T-POP (including Transactional NAV attributable to any feeder fund) and any Parallel Investment Entity) as of the last calendar day of the immediately preceding calendar quarter. Redemption offers are expected to commence the second full quarter following the Initial Closing. Such redemptions are subject to T-POP’s limited partnership agreement (“Partnership Agreement”).
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

TPG Private Equity Opportunities, L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

7. Related Party Transactions
Partnership Agreement
The Fund has entered into a limited partnership agreement as amended and restated with the General Partner. Under the terms of the T-POP’s Partnership Agreement, overall responsibility for T-POP’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors.
Performance Participation Allocation
The General Partner, or any other entity designated by the General Partner, is allocated a Performance Participation Allocation by T-POP equal to 12.5% of total return subject to a 5% annual hurdle amount and a high water mark with 100% catch-up. Such allocation is measured on a calendar year basis, distributed or allocated annually and accrued monthly (subject to pro-rating for partial periods), and without taking into account accrued and unpaid taxes of any intermediate entity through which T-POP indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month. The General Partner may elect to receive the Performance Participation Allocation in cash, units and/or shares or units of intermediate entities. If the Performance Participation Allocation is paid in T-POP units, such units may be repurchased at the General Partner’s request and is subject to certain limitations. Limited Partners in T-POP, the Feeder and any Parallel Investment Entities indirectly bear a portion of the Performance Participation Allocation paid by the Aggregator (indirectly through the Aggregator’s consolidated subsidiaries), but such expenses are not duplicated at T-POP, the Feeder or Parallel Investment Entities. For the three and nine month period ended September 30, 2025, T-POP accrued Performance Participation Allocation of $5.6 million and $7.2 million, respectively, as presented on the Condensed Consolidated Statements of Operations.
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
T-POP accrues the cost of the servicing fees, as applicable, for the estimated life of the Units as an offering cost at the time Class R-S and Class R-D Units are sold. Accrued servicing fees as of September 30, 2025 were $6.6 million for Class R-S Units and $0.04 million for Class R-D Units.
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
Investment Transfer Agreement
Pursuant to the Transfer Agreement (the “Transfer Agreement”), dated as of June 18, 2025 between various affiliated entities of the General Partner (the “Transferors”), T-POP and the Management Company, T-POP purchased investments that have been warehoused by the Transferors in connection with T-POP’s formation (the “Warehoused Investments”). T-POP acquired $134.1 million of Warehoused Investments in June 2025, with an additional $114.5 million purchased during the three-month period ended September 30, 2025, which brings total purchases as of September 30, 2025 to $248.6 million. Such Warehoused Investments were purchased at historical cost with any unfunded portion of a Warehoused Investment transferred to T-POP at no additional cost. The transactions were approved by T-POP’s independent directors. Pursuant to the Transfer Agreement, additional purchases of the Warehoused Investments by T-POP may be made from time to time on the same terms and conditions described above. As of September 30, 2025, $146.9 million of Warehoused Investments remain that may be acquired.
Line of Credit Agreement
The Borrowers entered into the Line of Credit with the Lender. For additional information, see Note 5 “Line of Credit Agreement.”

TPG Private Equity Opportunities, L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8. Commitments and Contingencies
The Management Company has agreed to advance organizational and offering expenses, other than subscription fees and Servicing Fees related to Class S, Class R-S, Class D and Class R-D units, on T-POP’s behalf through the first anniversary of T-POP’s Initial Closing. T-POP will reimburse the Management Company for all such advanced expenses ratably over the 60 months following the anniversary of the Initial Closing. As of September 30, 2025, the Management Company and its affiliates have incurred organizational and offering expenses on T-POP’s behalf in the amount of $8.1 million.
The Fund had unfunded commitments of $20.3 million in portfolio companies, $54.8 million in unaffiliated investee funds and $145.3 million in affiliated investee funds as of September 30, 2025.
T-POP may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of September 30, 2025, T-POP was not subject to any material litigation nor was T-POP aware of any material litigation threatened against it.
9. Income Taxes
T-POP is treated as a partnership for income tax purposes and is not subject to income tax. As a pass-through entity, each partner or member therein is responsible for income taxes related to income or loss based on their respective share of an entity’s income and expenses. In addition, T-POP intends to operate, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to U.S. federal, state and/or local income taxes at the subsidiary level. As of September 30, 2025, T-POP has recognized net deferred tax liabilities of $1.1 million in connection with these subsidiaries.
For the three and nine months ended September 30, 2025, the effective tax rate was 1.45% and 2.27% respectively. The Fund’s overall effective tax rate in each of the periods described above deviates from the statutory rate of 0% primarily because U.S. federal, state and local taxes on income from certain subsidiaries that are treated as corporations for U.S. federal, state or local purposes.
As of September 30, 2025, T-POP has not identified any uncertain tax positions that require recognition or disclosure. The Fund files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Fund is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, the Fund does not believe the outcome of any future audit will have a material adverse effect on the Fund’s Condensed Consolidated Financial Statements.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA, among other provisions, includes an extension of certain expiring elements of the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. At this time, the Fund does not expect the OBBBA to have a material impact on its financial statements. The Fund will continue to evaluate its future impact as regulations are issued by the U.S. Department of the Treasury.

TPG Private Equity Opportunities, L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

10. Financial Highlights
The following are the financial highlights of the Fund attributed to each Class of Units:

	Nine Months Ended September 30, 2025
	Class R-S Units	Class R-D Units	Class R-I Units	Class F Units
Per Unit Data
Net Asset Value, Beginning of Period	$—	$—	$—	$—
Proceeds from Units Issued	26.05	26.41	25.71	25.00
Net Investment Income (Loss)	(0.67)	(0.45)	(0.85)	(0.76)
Provision for Income Taxes	(0.04)	(0.02)	(0.05)	(0.07)
Net Change in Unrealized Gain (Loss) on Investments and Derivative Contracts	2.44	2.06	2.88	3.75
Servicing Fees	(0.83)	(0.25)	—	—
Net Asset Value, End of Period	$26.95	$27.75	$27.69	$27.92
Units Outstanding, End of Period	8,315,857	170,356	14,464,734	967,776
Total Return Based on Net Asset Value(a)	7.80%	5.46%	10.77%	11.68%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Accrued Performance Participation Allocation	(1.53)%	(1.24)%	(1.60)%	—%
Total Expenses without Accrued Performance Participation Allocation	(2.86)%	(1.79)%	(3.27)%	(3.79)%
Total Expenses(b)	(4.39)%	(3.03)%	(4.87)%	(3.79)%
Net Investment Loss	(3.69)%	(2.44)%	(4.10)%	(2.93)%
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
(b)Expense ratio includes Organizational Expenses, Accrued Performance Participation Allocation, Maintenance Fees, and Other.
11. Subsequent Events
On October 1, 2025, the Fund sold unregistered limited partnership units of the Fund as part of its continuous private offering for aggregate consideration of $83.9 million. The following table details the Units sold:

Class	Number of Units Sold	Aggregate Consideration
Class R-I	1,571,396	$44,051,278
Class R-S	1,426,788	$39,881,750
On October 1, 2025, the T-POP Fund Complex (inclusive of the Fund) issued interests for aggregate consideration of approximately $248.2 million.
On October 1, 2025, the Aggregator received additional capital contributions from the Parallel Investment Entities. As a result, the Fund determined that it no longer holds a controlling financial interest in the Aggregator. Accordingly, the Fund will deconsolidate the Aggregator and measure its investment in the Aggregator at fair value, using the Aggregator’s reported NAV as a practical expedient. The deconsolidation is not expected to have a material impact on the Fund’s financial position, ongoing operations, or cash flows.

On October 30, 2025, in accordance with the Transfer Agreement, the Aggregator acquired additional Warehoused Investments for a purchase price of $77.2 million.

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

Recent Developments
Line of Credit
On August 26, 2025, a subsidiary of the Fund, entered into an unsecured, uncommitted Line of Credit to provide for up to a maximum aggregate principal amount of $250.0 million with TPG Operating Group II, L.P., an affiliate of the Company. See “Note 5 - Line of Credit” within the “Notes to Condensed Consolidated Financial Statements” for additional information.
Investment Portfolio Composition
For the three months ended September 30, 2025, T-POP closed in the following new portfolio companies and investee funds:

Company	Description
Hospitality Solutions	Hotel reservation booking and management software
OpenAI	Provider of AI large language models with consumer and enterprise use cases
Anthropic	Provider of AI large language models with consumer and enterprise use cases
Novotech	Clinical research organization and scientific advisory company
xAI	Developer of advanced artificial intelligence technology and systems
Anovo	Fully integrated specialty pharmacy for orphan drugs
Aurora Energy Research	Provider of data and analytics for the global power market
LogicMonitor(a)	IT infrastructure monitoring solutions serving enterprise customers and managed service providers
DirecTV	Provider of satellite and streaming video television services
_______________
(a)Investments in unaffiliated investee funds are presented on a look-through basis to the underlying portfolio company.
During the same period, T-POP acquired $114.5 million of additional Warehoused Investments.

The charts below present the diversification of T-POP’s portfolio companies by strategy, sector and geography based on the fair value of our Private Equity Investments as of September 30, 2025. T-POP’s investments into funds managed by TPG are presented on a look-through basis to underlying portfolio companies.

_______________
•% of fair value may not add due to rounding.
•% of fair value represents T-POP’s sum of Investments at Fair Value and Affiliated Investee Funds.
•Geography is generally based on the region where each investment is headquartered.

As of September 30, 2025, T-POP’s top 10 Private Equity Investments, based on fair value, were:

Company	Strategy	Geography	Sector
Surescripts	Buyout	N. America	Healthcare
Hospitality Solutions	Buyout	N. America	Technology
Novotech	Buyout	Asia & Australia	Healthcare
Creative Planning	Buyout	N. America	Business Services
DirecTV	Buyout	N. America	Technology
Aurora Energy Research	Buyout	Europe	Energy Transition
Intersect Power	Growth	N. America	Energy Transition
Earnix	GP-Led Secondaries	N. America	Technology
Aareon	Buyout	Europe	Technology
Heritage Golf	GP-Led Secondaries	N. America	Consumer
_______________
•Investments in unaffiliated and affiliated investee funds are presented on a look-through basis to the underlying portfolio company.
Performance Summary
The total returns by each class of Investor Units are as follows:

September 30, 2025
Unit Class	Inception To Date Total Return
Class R-I Units	12.13%
Class R-S Units	11.81%
Class R-D Units	6.45%
_______________
•Inception to date return is from June 02, 2025 for Class R-I and Class R-S. The inception to date return for Class R-D is from July 01, 2025.
•Returns shown reflect the percent change in the Transactional NAV per unit from the beginning of the applicable period, plus the amount of any distribution per unit declared in the period. Returns shown are reflective of each unit class and not of an individual investor. The Fund believes total return is a useful measure of overall investment performance of our Units.
Business Environment
T-POP is generally reliant on TPG to source and execute private equity transactions. TPG’s business and private equity assets in general are impacted by changes in global economic conditions and regulatory or other governmental policies or actions which can materially affect the values of funds managed by TPG, as well as our ability to source attractive investments and deploy the capital that we have raised. However, we believe our disciplined investment philosophy across our diversified investment platforms and our shared investment themes focusing on attractive and resilient sectors of the global economy has historically contributed to the stability of our performance throughout market cycles.
In the third quarter, major asset classes maintained the momentum from the second quarter, with global equities, bonds, and treasuries all showing strength. Equities benefited from strong corporate earnings and resilient market sentiment, while bonds and treasuries were supported by favorable conditions stemming from monetary easing. In the United States, economic indicators painted a mixed picture: inflation remained just above the Federal Reserve’s 2.0% target, suggesting ongoing but controlled price pressures, and employment data revealed signs of weakness, including slower job growth and rising concerns about unemployment. Overall, the quarter was marked by solid returns across markets, but persistent inflation and employment challenges signaled some underlying uncertainty in the US economy.

Equities delivered a strong performance in the third quarter, fueled by robust corporate earnings and powerful thematic trends like artificial intelligence and data center spend. The S&P 500, Dow Jones Industrial Average, and Nasdaq Composite posted gains of 7.8%, 5.2% and 11.2%, respectively. Technology led sector returns with an 11.5% increase, followed by consumer discretionary at 10.5% and communications at 9.4%. In contrast, consumer staples declined by 2.5%, while real estate and materials saw only modest gains of 2.5% and 2.6%, respectively. Global equity markets were also positive, as the MSCI Europe, MSCI Asia Pacific, and MSCI World indices rose by 3.2%, 8.5% and 7.0%, respectively. Market volatility remained subdued, with the VIX Index ending the quarter at 16.28.
Economic indicators in the third quarter showed a mixed picture. Inflation remained stable, with the Consumer Price Index at 2.7% in July and 2.9% in August. Core inflation, which excludes volatile items such as food and energy, was 3.1% for both months. Employment data revealed signs of weakness, with only 73,000 jobs added in July and 22,000 in August. There were also large downward revisions to June payrolls, resulting in a negative payroll number for the month, marking the first time this has happened since December 2020.
The Federal Reserve reduced interest rates by 25 basis points at its September meeting, setting the new target range at 4.00% to 4.25%. This was the first rate cut since the December 2024 meeting. The Board of Governors of the Federal Reserve System (the “Fed”) has adopted a more dovish tone, suggesting that additional rate cuts could occur at the remaining meetings this year, influenced by stable inflation and signs of weakness in the job market.
The US treasury yield curve steepened in the third quarter, largely due to a rally at the front end of the curve. Following the rate cut, yields across treasuries declined quarter over quarter. Yields on one to five-year treasuries fell by about 10 basis points, while the longer maturities declined by roughly five basis points. Treasury yields continue to move lower from the relative highs seen in recent years.
Key Financial Measures
Our key financial and operating measures are discussed below:
Revenues
T-POP generates income primarily from investments in portfolio companies, affiliated or unaffiliated funds, and debt and other securities, which may consist of dividend income and interest income.
Dividend Income. Dividend income may consist primarily of (i) dividend income from portfolio companies and (ii) dividend income from investments in money market funds. Dividend income from our portfolio companies is recorded on the ex-dividend date, or, in the absence of a formal declaration of a record date, on the date when cash is received from the relevant portfolio company, but excludes any portion of distributions that are treated as a return of capital. Each distribution received from a portfolio company is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. Dividend income from money market funds with financial institutions is recorded on an accrual basis to the extent that the Fund expects to collect such amounts. For the three and nine months ended September 30, 2025, dividend income consists of income from money market funds.
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
Three Months Ended September 30, 2025
The results of operations for the three month period ended September 30, 2025 are discussed below:
For the three month period ended September 30, 2025, T-POP’s net increase in net assets resulting from operations of $35.6 million was attributable to $46.5 million in net unrealized gain on investments and derivative contracts, partially offset by $10.4 million in net investment loss.
Revenues
For the three month period ended September 30, 2025, T-POP recognized dividend income of $1.9 million from investments in money market funds.
Expenses
For the three month period ended September 30, 2025, T-POP incurred $12.3 million in total expenses which consisted of organization expenses of $0.4 million associated with the commencement of operations, performance participation allocation of $5.6 million, professional fees of $5.1 million, and other expenses of $0.8 million which is primarily related to audit and administration fees.
Net Investment Income (Loss)
For the three month period ended September 30, 2025, T-POP’s net investment loss was $10.4 million which was attributable to $12.3 million of expenses partially offset by $1.9 million of dividend income from money market funds.

Provision for Income Taxes
For the three month period ended September 30, 2025, T-POP recognized $0.5 million in net deferred tax expense in connection with subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to U.S. federal, state and/or local income taxes.
Unrealized Gain (Loss) on Investments and Derivative Contracts
For the three month period ended September 30, 2025, T-POP recognized $46.5 million of unrealized gain on investments and derivative contracts mainly driven by a $46.6 million appreciation in the fair value of investments and investments in affiliated investee funds. The unrealized gain on investments and investments in affiliate funds was offset by $0.1 million of unrealized loss on derivative contracts.
Nine Months Ended September 30, 2025
The results of operations for the nine month period ended September 30, 2025 are discussed below:
For the nine month period ended September 30, 2025, T-POP’s net increase in net assets resulting from operations of $46.4 million was mainly attributable to $66.3 million in net unrealized gain on investments and derivative contracts, partially offset by $18.8 million in net investment loss.
Revenues
For the nine month period ended September 30, 2025, T-POP recognized dividend income of $2.5 million from investments in money market funds.
Expenses
For the nine month period ended September 30, 2025, T-POP incurred $21.4 million in total expenses which consisted of organization expenses of $7.0 million associated with the commencement of operations, performance participation allocation of $7.2 million, professional fees of $5.5 million, and other expenses of $1.1 million which primarily related to audit and administration fees.
Net Investment Income (Loss)
For the nine month period ended September 30, 2025, T-POP’s net investment loss was $18.8 million which was attributable to $21.4 million of expenses partially offset by $2.5 million of dividend income from money market funds.
Provision for Income Taxes
For the nine month period ended September 30, 2025, T-POP recognized $1.1 million in net deferred tax expense in connection with subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to U.S. federal, state and/or local income taxes.
Unrealized Gain (Loss) on Investments and Derivative Contracts
For the nine month period ended September 30, 2025, T-POP recognized $66.3 million of unrealized gain on investments and derivative contracts mainly driven by a $67.1 million appreciation in the fair value of investments and investments in affiliated investee funds. The unrealized gain on investments and investments in affiliated funds was offset by $0.8 million of unrealized loss on derivative contracts.

Financial Condition, Liquidity and Capital Resources
Since June 2, 2025, T-POP accepted $619.6 million of total subscriptions from its monthly closes in its continuous private offerings. Subsequently, T-POP purchased investments in portfolio companies and unaffiliated investee funds for $469.3 million and investments in affiliated investee funds for $57.2 million with the remainder of the subscriptions received placed in money market funds. As of September 30, 2025, T-POP had total assets of $710.6 million, which primarily consisted of $593.7 million of total investments and investments in affiliated investee funds at fair value and $115.4 million of cash and cash equivalents.
As of September 30, 2025, T-POP had total liabilities of $51.6 million. Total liabilities primarily consist of a payable for investments purchased of $20.3 million, organizational and offering costs payable of $8.1 million, servicing fees payable of $6.7 million, accrued performance participation allocation of $7.2 million, and deferred tax liability of $1.1 million.
Furthermore, T-POP holds foreign currency forward contracts with counterparties to hedge against portfolio positions with each instrument’s primary risk exposure being exchange rates against the U.S. dollar. As of September 30, 2025, T-POP recognized $0.8 million in Net Unrealized Depreciation on Foreign Currency Forward Contracts.
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
As of September 30, 2025, T-POP had $115.4 million in cash equivalents. For the nine month period ended September 30, 2025, the net cash used in operating activities was $403.7 million, primarily related to the purchase of $406.9 million in investments, and the net cash provided by financing activities was $519.1 million which related to proceeds from issuance of units.
Leverage
As of September 30, 2025, debt financing available to the Fund consisted of the Line of Credit (as defined in Note 5. “Line of Credit Agreement” in the “Notes to the Condensed Consolidated Financial Statements”). No amounts were outstanding under the Line of Credit as of September 30, 2025.
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
The following table provides a breakdown of the major components of the Fund’s Transactional Net Asset Value as of September 30, 2025 ($ in thousands):

Components of T-POP’s Transactional Net Asset Value	Consolidated Net Asset Value	Less: Non-Controlling Interests(b)	Registrant
Investments at Fair Value (Cost $469,330)	$523,291	$(2,054)	$521,237
Investments in Affiliated Investee Funds at Fair Value (Cost $57,239)	70,360	(276)	70,084
Cash and Cash Equivalents	115,393	(453)	114,940
Other Assets	887	(3)	884
Accrued Performance Participation Allocation	(7,200)	23	(7,177)
Deferred Tax Liabilities	(1,076)	4	(1,072)
Other Liabilities	(28,573)	112	(28,461)
Servicing Fees Payable (a)	(166)	—	(166)
Transactional Net Asset Value	$672,916	$(2,647)	$670,269
_______________
(a)Servicing Fees Payable only apply to Class R-S and Class R-D Units. For purposes of T-POP’s Transactional NAV, the fees are recognized as a reduction of T-POP’s Transactional NAV on a monthly basis. For purposes of calculating net asset value in accordance with GAAP, the Fund accrues the cost of the servicing fees, as applicable, for the estimated life of the units as an offering cost at the time the Fund sells Class R-S and Class R-D Units.
(b)Non-Controlling Interests relate to the Parallel Investment Entities’ interest in the Aggregator.

The following table provides a breakdown of the Fund’s Transactional Net Asset Value per Unit by class as of September 30, 2025:

	September 30, 2025
Class	Transactional NAV per Unit	Number of Units	Transactional NAV ($ in thousands)
Class R-I (a)	$28.03	14,464,734	$405,494
Class R-S	$27.95	8,315,857	232,447
Class R-D	$28.01	170,356	4,772
Class F	$28.47	967,776	27,556
Total		23,918,723	$670,269
_______________
(a)Transactional NAV per Unit for Class R-I does not reflect Feeder TE specific expenses and other net assets and liabilities. In addition, it does not reflect Class F_TE units which are not subject to management fees or performance participation allocations.
The following table reconciles GAAP Net Asset Value to the Registrant’s Transactional Net Asset Value:

September 30, 2025
GAAP Net Asset Value	$659,033
Adjustments
Organization and Offering Expenses (a)	7,378
Servicing Fees (b)	6,505
Non-Controlling Interests (c)	(2,647)
Transactional Net Asset Value	$670,269
_______________
(a)Represents an adjustment for the recognition of organizational and offering expenses ratably over the 60‐month reimbursement period beginning June 1, 2026 including the Parallel Investment Entities’ portion.
(b)Represents an adjustment to reflect servicing fees on Class R-S and Class R-D Units as they are accrued on a monthly basis.
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
Valuation Process
The Fund follows established procedures each month in conducting valuations of the Fund’s investments. The rigor of its procedures is intended to ensure consistent application across investments of U.S. GAAP and its valuation policies. There are three key groups of the Fund professionals engaged in the valuation process. For example, the monthly, quarterly, and annual valuation processes are facilitated and managed by the Fund “Valuation Team” with significant participation from the respective investment-specific “Deal Team” and the Fund’s “Global Valuation Committee” and the respective “Subcommittee” (collectively, the “Valuation Committees”). The following describes the responsibilities of the various parties involved in valuation determinations for Equity Investments:
•An investment-specific Deal Team which is charged generally with monitoring the relevant portfolio company, preparing the valuation analysis, making an initial valuation recommendation to the Fund’s Valuation Team and amending the valuation based on the input from the other participants in the valuation process.
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
Under GAAP, T-POP accrues the cost of the Servicing Fees, as applicable, for the estimated life of the Units as an offering cost at the time we sell Class S Units, Class R-S Units, Class D Units, and Class R-D Units. Inherent in the calculation of the estimated amount of Servicing Fees to be paid in future periods are certain significant management judgments and estimates, including the estimated life of the Units at the time of a subscription. Servicing Fees Payable entails uncertainties as the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and historical trends. As of September 30, 2025, T-POP has accrued $6.7 million of Servicing Fees Payable to TPG Capital BD, LLC, related to the Class R-S and Class R-D Units sold.
Recent Accounting Pronouncements
There were no accounting pronouncements issued during the three months ended September 30, 2025 that are expected to have a material impact on our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Fair Value Risk
T-POP holds investments, all of which are reported at fair value. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments made by T-POP. Net changes in the fair value of portfolio companies impact the net increase or decrease in net assets resulting from operations in our condensed consolidated statements of operations. Based on investments held as of September 30, 2025, we estimate that an immediate, hypothetical 10% decline in the fair value of investments would result in a decline in net increase in net assets resulting from operations of $54.6 million, if not offset by other factors.
Exchange Rate Risk
T-POP holds investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. T-POP manages exposure to investments in foreign currencies by hedging such risks. As September 30, 2025, T-POP held foreign currency contracts to hedge a change in exchange rates against the U.S. dollar. We estimate that as of September 30, 2025, a 10% decline in the exchange rates between the U.S. dollar and all other foreign currencies in which certain portfolio companies are denominated would result in a decline in net assets resulting from operations of $9.4 million, if not offset by other factors.
Interest Rate Risk
Changes in credit markets and in particular, interest rates, can impact investment valuations and may have offsetting results depending on the valuation methodology used. For example, we may use a discounted cash flow analysis as one of the methodologies to ascertain the fair value of our portfolio companies that do not have readily observable market prices. If applicable interest rates rise, then the assumed cost of capital for those portfolio companies would be expected to increase under the discounted cash flow analysis, and this effect would negatively impact their valuations if not offset by other factors. Conversely, a fall in interest rates can positively impact valuations of certain portfolio companies if not offset by other factors. These impacts could be substantial depending upon the magnitude of the change in interest rates. Finally, low interest rates related to monetary stimulus and economic stagnation may also negatively impact expected returns on all investments, as the demand for relatively higher return assets increases and supply decreases. Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our fixed income investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our fixed income investments to increase. As of September 30, 2025, T-POP does not have any outstanding borrowings.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Limited Partnership (incorporated by reference to Exhibit 3.2 to the Fund’s Registration Statement on Form 10 filed on December 30, 2024).
3.2	Amended and Restated Limited Partnership Agreement, dated as of June 2, 2025 (incorporated by reference to Exhibit 3.1 to the Fund’s Current Report on Form 8-K, filed on June 6, 2025).
4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Fund’s Registration Statement on Form 10 filed on February 19, 2025).
10.1
Uncommitted Unsecured Line of Credit, dated as of August 26, 2025, between T-POP Finance Holdings, LLC and TPG Operating Group II, L.P. (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on August 27, 2025)

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

TPG Private Equity Opportunities, L.P.

November 13, 2025	By:	/s/ Jack Weingart
Name: Jack Weingart
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Matt White
Name: Matt White
Title: Chief Financial Officer (Principal Financial and Accounting Officer)