Form 10-K
period 2025-12-31
TPG Private Equity Opportunities, L.P.
filed 2026-03-23
CIK 2050260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-56717
TPG Private Equity Opportunities, L.P.
(Exact name of registrant as specified in its charter)

Delaware	99-4755034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
301 Commerce Street, Suite 3300, Fort Worth, TX	76102
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code): (817) 871-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Securities registered pursuant to Section 12(g) of the Act:
Class R-I Limited Partnership Units
Class R-S Limited Partnership Units
Class R-D Limited Partnership Units
Class F Limited Partnership Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of December 31, 2025, there was no established public market for the registrant’s limited partnership units.
As of March 19, 2026, the Registrant had the following limited partnership units outstanding: 23,744,697 units of Class R-I, 14,559,843 units of Class R-S, 267,087 units of Class R-D, and 1,235,417 units of Class F.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the 1933 Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe TPG Private Equity Opportunities Fund, L.P.’s (the “Fund’s”) future operations, business plans, business and investment strategies and portfolio management and the performance of the Fund’s investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “remain,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “will,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled” and similar expressions. The Fund’s actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Investors should not rely on these statements as if they were fact. The Fund assumes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. The forward-looking statements contained in this Annual Report on Form 10-K may include statements as to:

•the Fund’s operating results;

•the Fund’s business prospects and the prospects of the portfolio companies in which the Fund indirectly invests;

•the impact of the acquisitions of investments that the Fund expects to make;

•the Fund’s ability to raise sufficient capital to execute our acquisition strategies;

•the ability of the Management Company to source adequate investment opportunities to efficiently deploy capital;

•the diversification of the Fund’s investments across sector, geography, industry, market capitalization, and transaction type;

•the Fund’s current and expected financing arrangements;

•changes in the general interest rate environment and inflation;

•the adequacy of the Fund’s cash resources, financing sources and working capital;

•the effect of global and national economic and market conditions generally upon our operating results, including, but not limited to, changes with respect to inflation, interest rate changes and supply chain disruptions, geopolitical uncertainty (including the imposition of tariffs and counter-tariffs), and changes in government rules, regulations and fiscal policies;

•the timing and amount of cash flows, distributions and dividends, if any, from the Fund’s investments;

•actual and potential conflicts of interest with the Management Company or any of its affiliates;

•the dependence of the Fund’s future success on the general economy and its effect on the industries in the portfolio companies in which the Fund invests;

•the Fund’s use of financial leverage;

•the Fund’s ability to continue to offer quarterly redemptions, and satisfy redemption requests, pursuant to its redemption program, including the impact of any such redemptions on the Fund’s liquidity;

•the ability of the Management Company or its affiliates to monitor and administer the Fund’s investments;

•the ability of the Management Company or its affiliates to attract and retain highly talented professionals; and

ii

•the Fund’s ability to structure acquisitions in a tax-efficient manner and the effect of changes to tax legislation and its tax position.
Although the Fund believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this Annual Report on Form 10-K should not be regarded as a representation by the Fund that its plans and objectives will be achieved. These risks and uncertainties include, but are not limited to, those described in “Item 1A.—Risk Factors” and “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Moreover, the Fund assumes no duty and does not undertake to update the forward-looking statements, except as required by applicable law.
iii

TERMS USED IN THIS REPORT
As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to:
•the term “Aggregator” refers to T-POP US Aggregator (CYM), L.P., a Cayman Islands exempted limited partnership, in which the Registrant (as defined below) and other parallel investment entities (“Parallel Investment Entities” or individually “Parallel Investment Entity”) invest;
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
•the terms “Fund” and “T-POP” refer to the Registrant;
•the term “T-POP Fund Complex” refers collectively to the Registrant, Feeder TE, the Parallel Investment Entities and the Aggregator;
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
•the term “Transactional NAV” refers to the price at which transactions in the Fund’s Units (as defined below) are made (as the context requires), calculated in accordance with a valuation policy that has been approved by the Registrant’s board of directors (“Board of Directors” or “Board”);
•the terms “TPG” and “Firm” refer collectively to TPG Operating Group I, L.P., TPG Operating Group II, L.P., TPG Operating Group III, L.P. (collectively, “TPG Operating Group”) and Angelo, Gordon & Co., L.P. and their controlled funds, general partners and management companies and any of their affiliates, including TPG Inc.;
•the term “Units” refers to the classes of the Fund’s limited partnership units: Class S (“Class S” or the “Class S Units”), Class D (“Class D” or the “Class D Units”), Class I (“Class I” or the “Class I Units”), Class R-S (“Class R-S” or the “Class R-S Units”), Class R-D (“Class R-D” or the “Class R-D Units”), and Class R-I (“Class R-I” or the “Class R-I Units”) and Class F (“Class F” or the “Class F Units”) (each a “Class”); and
•the term “Investor Units” refers to Class S, Class D, Class I, Class R-S, Class R-D, Class R-I collectively;
•the term “T-POP Investment Holdings Entities” refers to funds that the T-POP Fund Complex invests in.
The Registrant is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and the Registrant takes advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “1933 Act”).

Risk Factor Summary
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth more fully in “Part I. Item 1A. Risk Factors.”
•Although the investment professionals of TPG have extensive investment experience generally, including extensive experience operating and investing for the platforms within TPG, as of the date of this report, T-POP has limited operating history. TPG cannot provide assurance that it will be able to successfully implement T-POP’s investment strategy, or that Investments (as defined below) made by T-POP will generate expected returns.
•The valuation of T-POP’s investments will be difficult, may be based on imperfect information and is subject to inherent uncertainties, and the resulting values may differ from values that would have been determined had a ready market existed for such investments, from values placed on such investments by other investors and from prices at which such investments may ultimately be sold. Additionally, the purchase and repurchase price for the Fund’s Units will be based on the Fund’s NAV and are not based on any public trading market. The valuation of private equity investments is inherently subjective and the NAV may not accurately reflect the actual price at which the Fund’s Investments could be liquidated on any given day.
•The Fund does not intend to list its Units on any securities exchange, and the Fund does not expect a secondary market in its Units to develop. For example, we may restrict transfers that would violate the 1933 Act, any state securities laws or other applicable laws, cause us to lose our status as a partnership under the Code (as defined below) or become required to register under the Investment Company Act of 1940, as amended (the “1940 Act”). As such, we can be described as illiquid in nature. In addition, there are limits on the ownership and transferability of the Units. The Fund has implemented a redemption program, but there is no guarantee the Fund will be able to make such redemptions. Furthermore, if the Fund does make such redemptions, only a limited number of Units will be eligible for redemption and redemptions will be subject to available liquidity and other significant restrictions. In addition, and subject to limited exceptions, any redemption request of Units that have not been outstanding for at least two years will be subject to an early repurchase deduction equal to 5% of the value of the Units being redeemed (calculated as of the redemption date). This means that T-POP will be more illiquid than certain other investment products or portfolios.
•An investment in the Fund’s Units is not suitable for you if you need ready access to the money you invest.
•Limited Partners are not entitled to nominate or vote in the election of the Registrant’s directors. Further, Limited Partners are not able to bring matters before meetings of Limited Partners or nominate directors at such meeting, nor are they generally able to submit Limited Partner proposals under Rule 14a-8 of the Exchange Act. Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the Registrant’s Board of Directors (the “Board of Directors” or “Board”).
•The Fund may utilize leverage in acquiring Investments, which increases the Fund’s exposure to loss. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors.
•The private equity industry generally, and T-POP’s investment activities in particular, are affected by general economic and market conditions, such as interest rates, availability and terms of credit, credit defaults, inflation rates, economic uncertainty, changes in tax and monetary policies, trade barriers, commodity prices, currency exchange rates and controls, and national and international political, environmental and socioeconomic circumstances. Identifying, closing and realizing attractive private equity investments that fall within T-POP’s investment strategy is highly competitive and involves a high degree of uncertainty.
•T-POP’s Investments may be concentrated at any time in a limited number of sectors, geographies or investments, and, as a consequence, may be more substantially affected by the unfavorable performance of even a single Investment as compared to a more diversified portfolio.

•The success of T-POP will depend in large part upon the skill and expertise of the Management Company’s investment professionals. There can be no assurance that any portfolio company’s management team will be able to operate successfully or that the management team of a portfolio company on the date an investment is made will remain the same throughout the period the investment is held by T-POP, or that T-POP’s portfolio companies will be able to attract, develop and integrate other suitable personnel following the making of T-POP’s investments. Conflicts arise between T-POP and other investment funds, separate accounts or other investment vehicles that TPG sponsors or manages, whether currently existing or formed or acquired in the future (“other TPG funds”) and TPG with respect to allocation of investment opportunities and of investment professional time and resources, among other things.

Part 1
Item 1. Business
Overview
TPG Private Equity Opportunities, L.P. (“T-POP”) is a Delaware limited partnership formed on August 30, 2024 as a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). T-POP is an investment fund established by TPG with an investment objective to generate investment returns by providing its Limited Partners with broad exposure to investments across the private equity strategies of TPG through a single investment. Structured as a perpetual-life vehicle, the Fund accepts fully funded subscriptions monthly and aims to provide investors with a liquidity option by means of a quarterly redemption program.
T-POP seeks to construct an attractive and diversified portfolio of private equity assets primarily by making direct co-investments in transactions executed by TPG’s private equity strategies and, to a lesser extent, primary fund commitments to such strategies. TPG’s private equity strategies that T-POP may invest in currently include TPG Capital, TPG Healthcare Partners, TPG Asia, TPG Emerging Companies Asia, TPG Growth, TPG Tech Adjacencies, TPG Life Sciences Innovations, TPG Sports, The Rise Funds, TPG Rise Climate, TPG GP Solutions, and TPG NewQuest. Percentage allocations across the private equity strategies will vary over time, and the Management Company may determine not to invest in one or more of such strategies in its sole discretion.
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
Investment Strategies
T-POP seeks to construct an attractive and diversified portfolio of private equity assets primarily by making direct co-investments in transactions executed by TPG’s private equity strategies and, to a lesser extent, primary fund commitments to such strategies. TPG’s private equity strategies that T-POP is expected to invest in currently include TPG Capital, TPG Healthcare Partners, TPG Asia, TPG Growth, TPG Tech Adjacencies, TPG Life Sciences Innovations, TPG Emerging Companies Asia, TPG Sports, The Rise Funds, TPG Rise Climate, TPG GP Solutions, and TPG NewQuest.

•Strategy: TPG Capital
TPG Capital is TPG’s flagship North America and Europe-focused private equity investing strategy and the first business established at TPG’s 1992 founding. TPG Capital pursues large-scale buyout investments where it seeks to drive additional growth through TPG’s hands-on operational capabilities. In addition to driving financial improvement within TPG’s portfolio companies, TPG believes its operational capabilities provide a distinct advantage in sourcing and executing complex but attractive transactions, such as corporate carve-outs. The control-oriented nature of TPG Capital’s investments is often characterized by bespoke structuring arrangements and transformative improvement, which further drives beneficial investment outcomes.
•Strategy: TPG Healthcare Partners (“THP”)
Building upon TPG’s multi-decade history of investing in healthcare, TPG Healthcare Partners, or “THP,” was established as a dedicated pool of capital to pursue healthcare-related investments, primarily in partnership with other TPG funds. THP provides investors with specialized healthcare exposure spanning providers, payors, pharmaceuticals, medical devices and healthcare technology, among others.

•Strategy: TPG Asia
Established as a regional complement to TPG Capital, TPG Asia pursues control-oriented investments in Australia, India, Southeast Asia, South Korea, and China. TPG Asia’s pan-regional team drives sourcing underpinned by localized insights and networks, which TPG believes results in a geographically diversified and thematically focused portfolio
•Strategy: TPG Growth
TPG believes TPG Growth is uniquely positioned to invest at the intersection of traditional growth equity and middle market buyout opportunities. The strategy seeks to capture the upside of traditional growth equity investing while providing the structure and protections of the traditional middle market buyout toolkit. TPG’s Growth fund invests primarily in North America and India and selectively across Southeast Asia and Australia.
•Strategy: TPG Tech Adjacencies (“TTAD”)
TPG Tech Adjacencies, or TTAD, pursues minority structured investments in technology sectors. Specifically, TTAD fills a market need by providing primary structured equity solutions for companies looking for creative growth capital, as well as flexible secondary capital solutions for founders, employees, and early investors.
•Strategy: TPG Life Sciences Innovations (“LSI”)
TPG Life Sciences Innovations, or “LSI”, seeks to partner with companies developing disruptive science, technologies, and business models to meaningfully improve outcomes in patients with significant unmet medical needs.
•Strategy: TPG Emerging Companies Asia
TPG Emerging Companies Asia is TPG’s lower-to-middle market growth buyout strategy focused on developed markets in the APAC region, primarily Australia, New Zealand, Southeast Asia and South Korea.
•Strategy: TPG Sports
TPG Sports is our dedicated strategy focused on pursuing investment opportunities in the sports ecosystem. TPG Sports aims to provide strategic primary capital and business building capabilities to operating companies and technology providers serving the sports market, and to invest in sports IP (i.e., leagues, teams, and events).
•Strategy: The Rise Funds
The Rise Funds are TPG’s dedicated vehicles for investing in companies that generate business performance and strong returns alongside a demonstrable and significant positive societal impact. The Rise Funds were a first mover in demonstrating that impact buyout investing at scale can generate PE/buyout returns. Core areas of focus include climate and conservation, education, financial inclusion, food and agriculture, healthcare and impact services. The funds invest globally and across developed and developing markets.
•Strategy: TPG Rise Climate (“TRC”)
TPG Rise Climate is TPG’s dedicated climate impact investing product, and is designed to meet the challenges and opportunities created by global climate change. The strategy’s core areas of focus include clean electrons, clean molecules and materials, and adaptive solutions.

•Strategy: TPG GP Solutions
TPG GP Solutions was created to invest in high-quality, stable private equity assets, which are principally based in North America and Europe, in partnership with third-party general partners. TPG GP Solutions brings a primary private equity approach to the general partner-led secondaries market that leverages the TPG GP Solutions team’s deep investing experience and the insights and expertise of the broader TPG ecosystem.
•Strategy: TPG NewQuest
TPG NewQuest seeks to acquire private equity positions on a secondary basis in underlying portfolio companies whose businesses are substantially based in the Asia Pacific region.
T-POP may also pursue secondary market purchases of existing investments in other TPG funds and third-party managers as well as other investments that the General Partner determines are suitable for the Fund in its sole discretion.
T-POP generally expects to invest approximately 80% of its NAV in Equity Investments and will generally seek to invest up to 20% of its NAV in Debt and Other Securities. T-POP’s Investments may vary materially from these indicative ranges, including due to factors such as availability of capital, attractiveness of investment opportunities and other factors in the Management Company’s sole discretion and subject to any limitations or requirements relating to applicable law or regulation. Certain Investments could be characterized by the Management Company, in its sole discretion, as either Equity Investments or Debt and Other Securities depending on the terms and characteristics of such Investments.
T-POP may utilize leverage, incur indebtedness and provide other credit support for any purpose, including to fund all or a portion of the capital necessary for an Investment, subject to certain limitations. See “Item 1. Business — Leverage” below for more information regarding T-POP’s utilization of leverage. T-POP may, but is not obligated to, engage in hedging transactions for the purpose of efficient portfolio management. See “Item 1A. Risk Factors” for a discussion of the risks inherent in employing leverage and engaging in hedging transactions.
The Fund and certain parallel investment entities invest substantially all of their assets in T-POP US Aggregator (CYM), L.P. (the “Aggregator”). TPG Private Equity Opportunities (TE), L.P., (“Feeder TE”), a Delaware limited partnership, which is generally being offered to non-U.S. investors and U.S. tax-exempt investors, and that invests all or substantially all of its assets indirectly in Class R-I Units of the Fund. The Aggregator collectively with the Fund, Feeder TE and parallel investment entities form the “T-POP Fund Complex”.
The General Partner and the Board of Directors
Overall responsibility for T-POP’s oversight rests with the General Partner, subject to certain oversight rights held by the Registrant’s Board of Directors. The Registrant has entered into a limited partnership agreement (as may be amended from time to time, “the Registrant’s Partnership Agreement”), with the General Partner. Additionally, Feeder TE and the Aggregator entered into separate limited partnership agreements with the General Partner. The Registrant’s Partnership Agreement and the limited partnership agreements of Feeder TE and the Aggregator (each as they may be amended from time to time) are referred to collectively as the “Partnership Agreements,” and each, individually, as a “Partnership Agreement.” Without limitation, and subject to the terms of the Partnership Agreements, the General Partner is responsible for and authorized with the management and operation of T-POP, including performing all acts and entering into and performing all contracts (including contracting with the Management Company), other documents and tasks as it may deem necessary or advisable for T-POP.
The General Partner has appointed members to the Board of Directors, including members who are “independent” (as such term is defined in Section 303A.02 of the New York Stock Exchange Listed Company Manual or described in any other policy as determined by the General Partner) and unaffiliated with the General Partner, the Management Company, or any of their affiliates (the “Independent Directors”). The Board of Directors holds certain oversight rights for particular conflicts of interest, as outlined herein and in the Partnership Agreements. In addition, the Audit Committee and the Board of Directors are responsible for overseeing management in the preparation of periodic reports under the Exchange Act. Limited Partners are not entitled to nominate or vote in elections of the Registrant’s directors. Further, Limited Partners are not able to bring matters before meetings of Limited Partners or nominate directors at such meeting, nor are they generally able to submit Limited Partner proposals under Rule 14a-8 of the Exchange Act.

See “Item 10. Directors and Executive Officers—Biographical Information” for further information regarding the members of the Board of Directors and “Exhibit 4.2. Description of the Fund’s Securities” for further information regarding the rights of Limited Partners.
Approval of the Independent Directors is also required for (i) the suspension of (x) the calculation of the NAV of the Units, (y) the offering of Units or (z) the Redemption Program, (ii) any material modification to (x) the valuation policy adopted by the Registrant (the “Valuation Policy”) and (y) the Redemption Program and (iii) the fair valuation of any Equity Investment that the General Partner has determined to value outside of the applicable range provided by T-POP’s independent valuation advisor.
The Registrant has an Audit Committee, which is composed solely of Independent Directors. The Audit Committee is responsible for selecting the Registrant’s auditor and approving its financial statements, among other matters.
The Management Company
The Management Company is responsible for portfolio management for T-POP, pursuant to a management agreement (as may be amended from time to time, the “Management Agreement”). The Management Company is a newly formed Delaware limited liability company. The sole member of the Management Company is TPG Solutions Advisors, LLC, a Delaware limited liability company. TPG Solutions Advisors, LLC (together with its relying advisers) is registered with the SEC as an investment adviser under the U.S. Investment Advisers Act of 1940, as amended from time to time, and the rules promulgated thereunder (the “Advisers Act”). The Management Company is a registered investment adviser listed with the SEC as a relying adviser through a single “umbrella” registration with TPG Solutions Advisors, LLC, and the General Partner are subject to the Advisers Act.
The Management Company manages the Fund’s portfolio through the T-POP management team. Key members of the T-POP management team include Todd Sisitsky (Chairperson), Jack Weingart (Chief Executive Officer), Katherine Wood (Co-President), Matt Jones (Co-President), Matt White (Chief Financial Officer), Ayanna Clunis (Chief Operating Officer), Steve Willmann (Co-Portfolio Manager), Jacqui Hawwa (Co-Portfolio Manager), and Jenny B. Neslin (General Counsel). Members of T-POP’s management team have deep experience in private equity investing across an array of strategies, financing complex transactions, and portfolio management. See “Item 10. Directors and Executive Officers—Biographical Information” for further information.
T-POP’s management team is responsible for the day-to-day managing and monitoring of T-POP’s investment activities and liquidity needs and provides allocation proposals regarding potential investments to an investment committee led by certain of TPG’s senior and experienced investment professionals (the “Investment Committee”), which includes a subset of T-POP’s management team. See “Item 10. Directors and Executive Officers—Investment Committee.” The management team also plays a key role in marketing T-POP and overseeing T-POP’s valuation process, repurchase program, and reporting requirements, among other ongoing functions.
In consideration for its services, the Management Company is entitled to receive the Management Fee and the Maintenance Fee (each as defined herein) payable by the Fund. The Management Company started to receive Management Fees after the first six months following June 2, 2025, the date on which the Fund first accepted third-party Limited Partners and began investment operations (the “Initial Closing”). In addition, for Limited Partners who invest in the first year following the Initial Closing, the Management Company has agreed to a 25 basis point reduction in its Management Fee for the thirty-six months following sixth-month anniversary of the Initial Closing. See “Item 1. Business—Management Agreement” and for a discussion of Fund Expenses, see “Item 2. Financial Information—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expenses—Management Fee” below for further information.
Each of the Management Company and General Partner is an affiliate of TPG and, as such, the Management Company and General Partner have access to the broader resources of TPG, subject to TPG’s policies and procedures regarding the management of conflicts of interest.

Management Agreement
The description below of the Management Agreement is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Management Agreement attached as an exhibit to this report.
The management and operation of the Registrant is vested in the General Partner. Except as otherwise expressly provided in the Registrant’s Partnership Agreement or by law, the General Partner has the full, exclusive and complete right, power and discretion to operate, manage and control the affairs of the Registrant. The General Partner is ultimately responsible for managing and operating the Registrant, and controls the making and disposition or other realization of Investments. The General Partner has delegated the management and operation of the Registrant to the Management Company on the terms set forth in the Management Agreement and to make all decisions affecting the Registrant’s affairs, as deemed proper, convenient or advisable by the General Partner to carry on the business of the Registrant.
The Management Company provides management services to the Registrant pursuant to the Management Agreement and is responsible for the day-to-day management and operation of the activities of the Registrant. Generally, the TPG personnel servicing the General Partner are the same as those serving the Management Company. Under the terms of the Management Agreement, the Management Company is responsible for the following:
•identify and recommend investment opportunities consistent with the purposes of the Registrant (including any subsidiary thereof);
•analyze and investigate potential Investments of the Registrant, including their products, services, markets, management, financial condition and projected future performance and analyzing other Investments, including primary and secondary investments in funds;
•structure Investments and identify sources of financing in connection therewith, including through (i) entities that directly or indirectly holds certain investments of the Fund and are classified as corporations for U.S. federal income tax purposes, whether formed in a U.S. or non-U.S. jurisdiction (“Corporations”) and (ii) any limited liability companies, limited partnerships or other types of entities that directly or indirectly hold certain investments of the Fund (“Lower Entities,” and together with Corporations, and including the Aggregator, “Intermediate Entities”);
•monitor, manage and evaluate portfolio companies;
•analyze and investigate potential dispositions of Investments, including by identifying potential acquirors and evaluating offers made by such potential acquirors;
•supervise the negotiation, preparation and review of all agreements and other documents in connection with Investments, dispositions of Investments and financings;
•maintain the books and records of the Registrant in accordance with the terms of the Registrant’s Partnership Agreement;
•prepare reports, financial statements, and other communications to the limited partners and general partners of the Fund;
•hire and supervise consultants, accountants, auditors, legal counsel, investment bankers, and other third parties providing services to the Registrant; and
•provide such other services related to the management and operations of the Registrant as the parties may agree.

The Management Company’s services under the Management Agreement are not exclusive, and it is free to furnish similar services to other entities, so long as its services to the Registrant are not impaired. For the avoidance of doubt, the Registrant’s management, policies and operations shall be the ultimate responsibility of the General Partner acting pursuant to and in accordance with the Registrant’s Partnership Agreement. The Management Agreement is subject to amendment with the written consent of the Registrant and the Management Company; provided, that any amendment, modification or supplement that, in the General Partner’s discretion, viewed as a whole together with all such amendments, modifications or supplements, would have a material adverse effect on the Limited Partners in the aggregate require the prior approval of the Independent Directors. The General Partner only intends to give notice to Limited Partners through its public filings and otherwise only to the extent that such amendment, modification or supplement is viewed by the General Partner in its discretion, as a whole together with all such amendments, modifications or supplements, as having a material adverse effect in the aggregate on the Limited Partners of the Fund. See “Item 1. Business—Partnership Agreement” below for further information.
Compensation of the Management Company
Management Fee
In consideration for its investment management services, the Management Company is entitled to receive a management fee (the “Management Fee”) calculated and payable monthly by the Fund (directly or indirectly through an Intermediate Entity) in arrears, equal to, for each calendar month commencing six calendar months after the Initial Closing, in the aggregate, (i) 1.25% of the Fund’s NAV per annum of the Class S Units, Class D Units and Class I Units and (ii) 1.00% of the Fund’s NAV per annum of the Class R-S Units, Class R-D Units and Class R-I Units for a 36-month period following the sixth-month anniversary of the Initial Closing, and 1.25% of the Fund’s NAV per annum of such Units thereafter, in each case, before giving effect to any accruals for the Management Fee, the Servicing Fee (as defined below), the Performance Participation Allocation (as defined below), the Maintenance Fee (as defined below), Aggregator Unit repurchases (and pending repurchases), any distributions and without taking into account any accrued and unpaid taxes of an Intermediate Entity (or the receipts of such Intermediate Entity) through which the Fund indirectly invests in an Investment or any comparable entities of any other TPG fund, or taxes paid by any such entity during the applicable month. The Registrant, Feeder TE, any feeder funds and any Parallel Investment Entities are each obligated to bear (without duplication) their proportional share of the Management Fee based on its proportional interest in the Aggregator.
The Management Company may elect to receive the Management Fee in cash, Units of the Fund or any Parallel Investment Entities, and/or shares, interests or units (as applicable) of the Intermediate Entities (which may, for the avoidance of doubt, be paid or allocated directly by an Intermediate Entity). If the Management Fee is paid in Units, such Units may be redeemed at the Management Company’s request and will be subject to the volume limitations of the Redemption Program (as defined below under “Redemption Program” section) but not the Early Redemption Deduction (as defined below under “Redemption Program” section).
On a cumulative basis, the Management Fee paid by the Fund is reduced (but not below zero) by an amount equal to 100% of the Fund’s pro rata share of (i) Net Fee Income (as defined below), if any, received by the Management Company or any affiliate of the Management Company, as a representative, or on behalf, of the Fund and (ii) carried interest, management fees or incentive fees paid or borne by the Fund in connection with the Fund’s investments in other TPG funds (other than secondary investments in other TPG funds made as part of a portfolio transaction); provided, that any non-cash consideration that constitutes Net Fee Income shall not reduce the Management Fee until such non-cash consideration is disposed of for cash (in which case the reduction shall be determined based on the amount of cash received upon such disposition), or, if not disposed of prior to the disposition or other realization of the Investment with respect to which such non-cash consideration was received, as of the date of the disposition or other realization of such Investment (in which case the reduction shall be determined based on the fair value of such consideration as of the date of the disposition or other realization of such Investment). To the extent that the amount referred to in the preceding sentence exceeds the Management Fee due, such excess shall be carried forward to the immediately succeeding month.
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
Performance Participation Allocation
The General Partner is entitled to an allocation or distribution (the “Performance Participation Allocation”) from the Fund (directly or indirectly through an Intermediate Entity), equal to 12.5% of Total Return attributable to Investor Units subject to a 5% annual Hurdle Amount and a High Water Mark with a 100% Catch-Up (each as defined below). Such allocation is measured on a calendar-year basis and is distributed or allocated annually and accrued monthly (subject to pro-rating for partial periods). Investors in Feeder TE indirectly bear a portion of the Performance Participation Allocation payable by the Registrant, but such expenses are not be duplicated at the Feeder TE level. For further information regarding the Performance Participation Allocation, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expenses—Performance Participation Allocation”.
Maintenance Fee
In consideration for its operational services, the Management Company is entitled to receive a maintenance fee (the “Maintenance Fee”) from the Fund (directly or indirectly through an Intermediate Entity) payable in cash monthly in arrears equal to, in the aggregate, 0.10% of the Fund’s NAV per annum, before giving effect to any accruals for the Management Fee, the Servicing Fee, the Performance Participation Allocation, the Maintenance Fee, Aggregator Unit repurchases (and pending repurchases), any distributions and without taking into account any accrued and unpaid taxes of an Intermediate Entity (or the receipts of such Intermediate Entity) through which the Fund indirectly invests in an Investment or any comparable entities of any other TPG fund, or taxes paid by any such entity during the applicable month. The Registrant, Feeder TE, any feeder funds and any Parallel Investment Entities are each obligated to bear (without duplication) their proportional share of the Maintenance Fee based on its proportional interest in the Aggregator.
From time to time, the Management Company may outsource certain administrative duties provided with respect to the Maintenance Fee to third parties.
For further information regarding the reimbursement of the costs and expenses incurred by the General Partner or the Management Company, as applicable, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expenses” below for further information.

Investment Process Overview
T-POP’s portfolio is managed through T-POP’s management team, a dedicated team of TPG investment and operations professionals with diverse professional backgrounds and extensive experience across several industry sectors and geographies. T-POP’s management team provides allocation proposals regarding potential investments to an investment committee led by certain of TPG’s senior and experienced investment professionals, which reviews and approves each Equity Investment. Investments primarily consist of direct investments in transactions executed by TPG’s twelve private equity strategies and, to a lesser extent, primary commitments to such strategies. Such investments benefit from having been evaluated by the investment committees of each underlying strategy and their management, with all investments being subject to TPG’s rigorous investment process.
TPG believes that its focus on proactive theme development, coupled with its operationally intensive investment style, results in an enhanced ability to identify and execute transactions with what TPG considers to be unique and compelling risk and reward profiles. Such transactions include deals in which TPG believes there is the potential for transformative growth or improvement under our ownership through initiatives such as product innovation or strategic inorganic growth. Furthermore, TPG believes it has developed a unique track record and ability to successfully execute structurally complex transactions that can be attractive investment opportunities but require a high degree of sophistication, such as corporate carve-outs.
Whereas another TPG fund’s private equity strategies may generally focus on certain asset classes and/or industries, the Registrant’s investment strategy covers a broad range of asset classes and geographic regions and there are no material limitations on the instruments, markets or countries in which the Registrant may invest or the specific investment strategies that it may employ. Further, unlike other TPG funds, the Registrant’s Partnership Agreement does not impose a “duty to offer” to the Registrant any potential investment opportunity, meaning TPG has no obligation to pursue through the Registrant (as opposed to another TPG fund or TPG and/or its affiliates for their own accounts) an opportunity that fits within the Registrant’s investment objective. The Registrant likely will not be offered the opportunity to participate in certain investment opportunities, and participation by the Registrant in such opportunities is expected to be limited or curtailed to the extent required by the priority rights of such other TPG funds. See “Item IA. Risk Factors—Conflicts of Interest—Allocation Procedures and Principles.”
Within TPG’s private equity strategies, investment professionals are actively involved in identifying, evaluating, structuring, performing diligence, conveying terms, executing, monitoring and exiting investments, as well as pursuing operational improvements in TPG’s strategies’ portfolio companies. TPG’s deal teams perform significant research into each prospective investment, including a review of a prospective portfolio company’s performance, projection, market position, financial statements, comparisons of other public and private companies and comparative transactions and relevant industry and market data. The due diligence effort also typically includes on-site visits, interviews and meetings with management, research, evaluation and analyses related to the company’s industry, markets, products and services, and competitive positioning, and background checks of the management team.
Deal teams submit investment opportunities and analysis for review and consideration by the applicable strategy’s Investment Review Committee (“IRC”). The IRC is composed of senior leaders and investment professionals of the applicable strategy and, in many cases, senior leaders of TPG. The IRC process involves detailed review of the transaction and investment thesis, business, risk factors and diligence issues, as well as financial models. Considerations that IRCs take into account when evaluating an investment may include, depending on the nature of the investing business and its strategy, the quality, market position and growth potential of the target company or asset in which the fund proposes to invest, the quality and reputation of the target company’s management team, the sale process for such target company or asset, likely exit strategies and factors that could reduce the value of the target company or asset at exit, the target company or asset’s size and sensitivity to cash flow generation, the portfolio fit and macroeconomic trends in the relevant geographic region or industry.
After discussing the proposed deal with the deal team, the IRC decides whether to give its preliminary approval to the deal team to continue evaluating and performing diligence on the potential investment and directs the team on conveying necessary terms. The IRC typically conducts several meetings to consider a particular deal. Both at such meetings and in other discussions with the deal team, the senior leaders and other investment professionals of the applicable strategy direct the deal team on terms, strategy, process, and other important considerations.

Existing investments are reviewed and monitored on a regular basis by investment professionals and with routine portfolio company performance reporting to senior leaders of the applicable strategies. In addition, TPG’s investment professionals and portfolio operations teams work directly with TPG’s portfolio company senior executives to identify opportunities to drive operational efficiencies and growth. Investment professionals are also responsible for making recommendations with respect to when and how to exit an investment to maximize value for investors, generally following a similar review and feedback cycle as the investment process.
Investment Committee
All Equity Investments in which T-POP participates are reviewed and approved by T-POP’s Investment Committee and the Investment Committee’s process includes ensuring such investments are consistent with T-POP’s investment objective and the portfolio construction targets described herein. The Investment Committee reviews and assesses valuations, diligence materials, pricing, structure, liquidity profile and other key metrics related to potential investments proposed by T-POP’s management team. The Investment Committee also conducts periodic reviews of T-POP’s allocation targets and portfolio construction. For further information regarding the Investment Committee, see “Item 10. Directors and Executive Officers—Committees—Investment Committee.”
Material Conflicts of Interest
The Fund is subject to certain conflicts of interest arising out of its relationship with TPG, including the Management Company, the General Partner and their affiliates. There is no guarantee that the policies and procedures adopted by the Fund, the terms of the Partnership Agreements, the terms and conditions of the Management Agreement, or the policies and procedures adopted by the Board of Directors, General Partner, the Management Company, TPG and their affiliates, will enable the Fund to identify, adequately address or mitigate these conflicts of interest, or that the Management Company or General Partner will identify or resolve all conflicts of interest in a manner that is favorable to the Fund, and investors may not be entitled to receive notice or disclosure of the occurrence of these conflicts or have any right to consent to them. Some examples of conflicts of interest that may arise by virtue of the Fund’s relationship with TPG include, but are not limited to, the allocation of investment opportunities, the amounts paid to the General Partner, the Management Company and their affiliates, Fund fees and expense, the Fund’s use of leverage, and the valuation of the Fund’s assets. See “Item 1A. Risk Factors—Conflicts of Interest” for more discussion of the Fund’s conflicts of interest.
Competition
TPG believes that competition for investment opportunities varies across the private equity strategies in which it intends to invest but is generally based on industry expertise and potential for value-add pricing, terms, the structure of a proposed investment and certainty of execution. TPG believes its position as a leading private equity investor with scale, experienced investment teams and strong sourcing capabilities will help TPG compete for quality investment opportunities and that TPG’s operational expertise will help the Fund’s portfolio companies compete in their respective markets. TPG competes for investment opportunities with other investment funds, business development companies, strategic industry acquirers, special purpose acquisition companies and other financial investors investing directly or through affiliates. New competitors constantly enter the market, and in some cases existing competitors combine in a way that increases their strength in the market.
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
For purposes of determining Aggregate Net Leverage, the General Partner shall use the principal amount of borrowings, and not the valuations of the Fund’s borrowings, and may, in its sole discretion, determine which securities and other instruments are deemed to be cash equivalents. The Fund’s assets or any part thereof, including any accounts of the Fund, may be pledged in connection with any credit facilities or indebtedness. For the avoidance of doubt, the Leverage Guideline does not apply to guarantees of indebtedness, “bad boy” guarantees, preferred financing arrangements, margin loans or other related liabilities that are not recourse indebtedness for borrowed money.
See “Item 1A. Risk Factors—Conflicts of Interest—Use of Leverage—Borrowing by the Fund” for more information.
As of December 31, 2025 debt financing available to the Fund consisted of the Line of Credit (as defined in Note 5. Line of Credit Agreement in the Notes to the Condensed Consolidated Financial Statements of the Aggregator). There are no borrowings under the Line of Credit as of December 31, 2025 and the Fund is in compliance with the Leverage Guideline.
Emerging Growth Company
The Registrant is an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of its initial public offering pursuant to an effective registration statement under the 1933 Act, (ii) in which the Registrant has total annual gross revenue of at least $1.235 billion, or (iii) in which the Registrant is deemed to be a large accelerated filer, which means the market value of Units that is held by non-affiliates exceeds $700 million as of the date of the Registrant’s most recently completed second fiscal quarter, and (b) the date on which the Registrant has issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as the Registrant remains an “emerging growth company,” the Registrant may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). The Registrant cannot predict if investors will find Units less attractive because the Registrant may rely on some or all of these exemptions.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Registrant takes advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate the Registrant since its financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.
Distribution Reinvestment Plan
The Fund has adopted a distribution reinvestment plan, pursuant to which it will automatically reinvest all cash distributions declared by the General Partner on behalf of the Limited Partners who do not elect to receive their distributions in cash as provided below (each such non-electing Limited Partner, a “Participating Limited Partner”). As a result, if the General Partner authorizes, and the Fund declares, a cash distribution, then Participating Limited Partners will have their cash distributions automatically reinvested in additional Units as described below, rather than receiving such cash distributions. Distributions on fractional Units will be credited to each Participating Limited Partner’s account to three decimal places. Units received through the distribution reinvestment plan will not be subject to the Early redemption Deduction but will have the same voting rights as the Units offered.
No action is required on the part of a Limited Partner to have their cash distribution reinvested in Units. Limited Partners can elect to “opt out” of the Fund’s distribution reinvestment plan in their subscription documents (other than clients of certain participating brokers that do not permit automatic enrollment in the Fund’s distribution reinvestment plan), which clients will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Units.

Any non-Participating Limited Partner who initially elected not to participate in the distribution reinvestment plan may later become a Participating Limited Partner by subsequently completing and executing an enrollment form or any distribution authorization form as may be available from the Fund or SS&C GIDS, Inc. (the “Plan Administrator”). Participation in the distribution reinvestment plan will begin with the next distribution payable after acceptance of a Participating Limited Partner’s subscription, enrollment or authorization. Units will be purchased under the distribution reinvestment plan as of the first calendar day of the month following the record date of the distribution.
If a Participating Limited Partner seeks to terminate its participation in the distribution reinvestment plan, notice of termination must be received by the Plan Administrator five Business Days in advance of the first calendar day of the next month in order for such Participating Limited Partner’s termination to be effective for such month. A “Business Day” is any day on which securities markets in the United States are open. Any transfer of Units by a Participating Limited Partner to a non-Participating Limited Partner will terminate participation in the distribution reinvestment plan with respect to the transferred Units. If a Participating Limited Partner elects to have its Units redeemed in full, any Units issued to the Participating Limited Partner under the distribution reinvestment plan subsequent to the expiration of the redemption offer will be considered part of the Participating Limited Partner’s prior tender, and the Participating Limited Partner’s participation in the distribution reinvestment plan will be terminated as of the last calendar day of each month (the “Valuation Date”) of the applicable redemption offer. Any distributions to be paid to such Limited Partner on or after such date will be paid in cash on the scheduled distribution payment date.
Non-Participating Limited Partners will receive any distributions the Fund declares in cash. There will be no upfront selling commissions, placement fees, subscription fees or similar fees (“Subscription Fees”) charged to Participating Limited Partners for Units received pursuant to the distribution reinvestment plan. Certain Classes of Units received pursuant to the distribution reinvestment plan will be subject to any applicable Servicing Fees. The Fund will pay the Plan Administrator fees under the distribution reinvestment plan. If a Limited Partner’s Units are held by a broker or other financial intermediary, such Limited Partner may change their election by notifying their broker or other financial intermediary of their election.
The purchase price for Units purchased under the Fund’s distribution reinvestment plan will be equal to the most recent available NAV per unit for such Units at the time the distribution is payable.
Redemption Program
The Fund has implemented a redemption program the (“Redemption Program”) in which it intends to offer to redeem in each quarter up to 5% of the Fund Complex’s units outstanding (by aggregate NAV of the Registrant (including NAV attributable to any feeder fund) and any Parallel Investment Entity) as of the last calendar day of the immediately preceding calendar quarter. The Registrant will conduct such redemptions subject to the Registrant’s Partnership Agreement.
Under the Redemption Program, to the extent the Registrant offers to redeem Units in any particular quarter, the Registrant expects to redeem Units using a purchase price equal to T-POP’s NAV per Unit as of the last calendar day of the applicable quarter (the “Redemption Date”), subject to the Early Redemption Deduction (as defined below).
Any redemption requests of Units that have been outstanding for fewer than two years will be subject to an early redemption deduction equal to 5% of the value of T-POP’s NAV of the Units being redeemed (calculated as of the Redemption Date) (the “Early Redemption Deduction”) for the benefit of T-POP and its Limited Partners, subject to certain exceptions.
Employees
The Fund does not currently have any employees and does not expect to have any employees. Services necessary for the Fund’s business are provided by individuals who are employees of the General Partner, the Management Company or their affiliates pursuant to the terms of the Management Agreement and the Partnership Agreements. See “Item 1. Business—Management Agreement.”

Reporting Obligations

The Registrant files its annual reports containing audited financial statements, quarterly reports, and such other periodic reports as it determines to be appropriate or as may be required by law. The Registrant makes available on its website, https://tpop.tpg.com/, its annual reports on Form 10-K, quarterly reports on Form 10-Q and its current reports on Form 8-K. The SEC also maintains a website (www.sec.gov) that contains such information. The Registrant’s website contains additional information about its business, but the contents of the website are not incorporated by reference in or otherwise a part of this report. From time to time, the Registrant may use its website as a distribution channel for material company information. Financial and other important information regarding the Registrant will be routinely accessible through and posted on its website.
ITEM 1A.    Risk Factors
Although the various risks discussed herein are generally described separately, investors should consider the potential effects of the interplay of multiple risk factors. Where more than one significant risk factor is present, the risk of loss to an investor is likely to be significantly increased. As a result of these factors, as well as other risks inherent in any investment or set forth elsewhere in this report, there can be no assurance that the Fund will meet its investment objectives or otherwise be able to successfully carry out its investment strategy. For the avoidance of doubt, the order in which the risks are presented below is not intended to provide an indication of the likelihood of their occurrence or of their magnitude or significance. The following discussion does not purport to be a complete enumeration or explanation of the investment considerations and risks involved in an investment in the Fund. Additional risks and uncertainties not currently known to the Fund, or that have not been noted in these risk factors, could also have a negative or adverse effect, which could be material, on the performance of the Fund. Each investor should read this entire section in addition to the other information contained in this report and other filings that the Fund makes from time to time with the SEC. The term “portfolio company” used herein refers, individually and collectively, to any entity owned, directly or indirectly through subsidiaries, by the Fund or other TPG funds and accounts, including as the context requires, holding companies, special purpose vehicles and other entities through which investments are held.
General Risks
The Fund has a limited operating history. Although the investment professionals of TPG have extensive investment experience generally, the Fund, the General Partner and the Management Company each have a limited operating history on which prospective investors may base an evaluation of likely performance. Therefore, prospective investors will have a limited track record or history upon which to base their investment decision. To the extent that TPG’s investment professionals are responsible for the investment results of previous investment funds, those results are, in any event, past results and not necessarily indicative of future results of the Fund’s investments. Additionally, the size and type of investments expected to be made by the Fund could differ from prior TPG investments (including prior private equity investments). As a result, TPG and its investment professionals do not have a comprehensive track record reflecting historical performance with respect to all types of investments targeted by the Fund.
TPG’s previous investment funds may have benefited from investment opportunities and general market conditions that may not repeat themselves, including the availability of debt financing on attractive terms. In addition, attractive returns of certain prior funds or investments may have been driven in part by the rapid return of invested capital, which has not occurred with respect to all of the prior funds and investments, and may be less likely to occur in the future. The Fund may not be able to achieve the same returns or profitable investment opportunities or deploy or return capital as quickly as TPG’s prior funds and investments. There can be no assurance that any of the Fund’s investments will perform as well as TPG’s past investments.

An investment in the Fund is speculative and volatile, with no certainty of return. The Fund may make investments in companies that are experiencing or are expected to experience severe financial difficulties, which difficulties may never be overcome. The Fund is also expected to make investments in companies or assets that are in a conceptual or early stage of development, which may have no proven operating history on which to judge future performance, little or no profits or cash flow, uncertain market position and a high degree of regulatory risk. Investments in such early-stage companies may involve greater risks than generally are associated with investments in more established companies. These investments are considered highly speculative and may result in the loss of the Fund’s entire investment. Since the Fund could make concentrated investments in a limited number of companies, and because many of the Fund’s investments will likely involve a high degree of risk, poor performance by a few of the investments could significantly reduce the total returns to the Limited Partners. No assurances can be given that the Fund will achieve its investment objectives or avoid substantial losses or that investors will receive a return of any of their capital. Investors should not invest unless they can bear the consequences of a partial or total loss of capital.
Competition for investment opportunities may limit the Fund’s opportunities and returns. TPG expects to compete for investment opportunities with funds and other investment vehicles having similar investment objectives or strategies. Potential competitors include other investment funds, business development companies, strategic industry acquirers, special purpose acquisition companies and other financial investors investing directly or through affiliates. Certain of these entities possess competitive advantages over the Fund, including:
•greater financial, technical, marketing and other resources;
•higher risk tolerances;
•different risk assessments;
•lower return thresholds;
•lower cost of capital;
•access to funding sources unavailable to the Fund; and
•an ability to achieve synergistic cost savings in respect of an investment.
In addition, a large number of private investment funds have been formed over the past several years, and many recently formed and existing private investment funds are able to call substantial amounts of unused capital commitments, resulting in a significant amount of capital available for investment in such opportunities.
Due diligence failures may subject the Fund to loss on investments and legal liability. Although TPG dedicates substantial time and resources to conduct appropriate due diligence prior to making an investment, the due diligence process is subjective at times and may be undertaken on an expedited basis and/or on the basis of imperfect information in order to take advantage of available investment opportunities. The due diligence process also at times requires the Fund to rely on the limited resources available to it, including information provided by the target of the investment and third-party consultants, legal advisors, accountants and investment banks. In particular, where the Fund is making a minority investment in a portfolio company, the information available to the General Partner at the time of an investment decision will potentially be limited, and there is no guarantee that the General Partner will have access to the detailed information necessary for a full evaluation of the investment opportunity. As a result, the due diligence investigation may not reveal or highlight all relevant facts that are necessary or helpful in evaluating an investment opportunity. The Fund’s due diligence investigations cannot ensure the success of its investments.
The Fund’s investment strategy carries the risk of broad discretion, allowing the General Partner or the Management Company to make changes, including adjustments to asset classes, regions and strategies. The Fund’s investment strategy covers a broad range of asset classes and geographic regions and there are no material limitations on the instruments, markets or countries in which the Fund may invest or the specific investment strategies that it may employ. An investor must rely upon TPG’s ability to identify, structure and implement investments consistent with the Fund’s overall investment objectives and policies at such times as it determines. The Fund will make investments in keeping with its investment program. The Fund may make investments throughout the capital structure such as mezzanine securities, senior secured debt, bank debt, unsecured debt, convertible bonds and preferred and common stock and across asset classes including, without limitation, private or public equity, structured equity, minority private equity, commodities and credit. It is expected that, in light of the Fund’s investment objective, the Fund may make equity, credit and/or debt investments that do not involve control or influence over the underlying entity in which the Fund invests. Additionally, the Fund’s investments may be concentrated at various points in time in a particular segment of an industry or geography, particularly in the beginning stages of the Fund. The General Partner may also change the Fund’s investment and operational policies which could result in the Fund making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments otherwise described in this report. The Fund’s investment strategy provides the General Partner and/or the Management Company with broad discretion and can be changed in its/their sole discretion, including being narrowed or expanded as needed for purposes of retaining the Fund’s eligibility for certain regulatory exemptions under applicable law. A change in the Fund’s investment strategy may, among other things, increase the Fund’s exposure to market fluctuations, default risk and interest rate risk, all of which could materially affect the results of the Fund’s operations and financial condition.
The Fund may be unable to find a sufficient number of opportunities that meet its investment objectives and policies. An investor must rely on TPG’s ability to make investments consistent with the Fund’s investment objectives and policies. In light of the nature of the Fund’s continuous offering and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if the Fund has difficulty identifying and purchasing suitable investments on attractive terms, there could be a delay between the time it receives net proceeds from the sale of Units and the time the Fund invests the net proceeds. The Fund may also from time to time hold cash or liquid investments pending deployment into its target investments, which holdings may at times be significant, particularly at times when the Fund is receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities.
In the event the Fund is unable to find suitable investments in accordance with its investment objectives and strategies, such cash or liquid investments may be maintained for longer periods which would be dilutive to overall investment returns. Even if the Fund is never fully invested, the Fund will be required to pay advisory fees for an extended period of time, which will reduce the Fund’s NAV. These scenarios could cause a substantial delay in the time it takes for Limited Partners’ investments in the Fund to realize their full potential return and could adversely affect the Fund’s ability to pay regular distributions of cash flow from operations to Limited Partners. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into the Fund’s target investments will generate significant interest, and Limited Partners should understand that such low interest payments on the temporarily invested cash could adversely affect overall returns. In the event the Fund fails to timely invest the net proceeds of sales of Units or does not deploy sufficient capital to meet its targeted leverage, the Fund’s performance may be adversely affected.
The Fund may have a limited availability of exit opportunities and strategies. The Fund’s ability to dispose of its investments may be limited for several reasons (some or all of which may be outside of the Fund’s control), including the absence of an established market for such investments, as well as contractual and other limitations on transfer or other restrictions that would interfere with subsequent sales of such investments or adversely affect the terms upon which a disposition could be made. Due to the illiquid nature of many of the investments that TPG expects the Fund to make, TPG is unable to predict with confidence what, if any, exit strategy will ultimately be available for any given core position. Exit strategies which appear to be viable when an investment is initiated may be precluded by the time the investment is ready to be realized due to economic, legal, political or other factors. Any possibility of a disposition in the public markets will depend upon favorable market conditions, including receptiveness to initial or secondary public offerings for the companies in which the Fund invests and an active mergers and acquisitions (or recapitalizations and reorganizations) market, among other factors. Furthermore, certain investments (for example, investments in Third-Party Manager-led Funds (as defined below)) by their nature are subject to industry cyclicality, downturns in financial markets, market disruptions and the lack of available capital for potential purchasers and are therefore often difficult or time-consuming to liquidate.

The Fund may make a limited number of investments or investments that are concentrated in certain portfolio companies, geographic region, asset type or sector, which could negatively affect the Fund’s performance to the extent such concentrated investments perform poorly. While diversification is generally a Fund objective, there is no assurance as to the degree of diversification that will actually be achieved in the Fund’s investments. Because a substantial portion of the Fund’s capital could be invested in a single portfolio company or asset—especially at the beginning of the Fund’s life—a loss with respect to any single portfolio company could have a significant adverse effect on the Fund’s returns. Similarly, because a substantial portion of the Fund’s subscriptions could be invested in investments in a single sector or geographic region, events impacting such sector or region could have a significant adverse effect on the Fund’s returns. Even if the Fund achieves significant diversification, such diversification would not necessarily provide meaningful risk control and may reduce the Fund’s profit potential.
The success of the Fund will largely depend on the skill and expertise of the Management Company’s investment professionals. The success of the Fund will depend in large part upon the skill and expertise of the Management Company’s investment professionals. The Management Company’s investment professionals focused on the Fund’s strategy intend to devote sufficient time to the Fund so that the Fund can carry out its proposed activities. However, investors should be aware that each of these persons has significant other responsibilities. In addition, TPG cannot assure that any individual professional will continue to be associated with the Fund or that replacements (if any) will perform well. TPG’s ability to recruit, retain and motivate qualified investment professionals is dependent in part on TPG’s ability to offer attractive incentive opportunities. There is competition among alternative asset firms, financial institutions, private equity firms, investment managers and other industry participants for hiring and retaining qualified investment professionals. Recent legal developments including, without limitation, the Federal Trade Commission’s ban on non-competes (to the extent that it survives legal challenges) and legislation at the state level, may increase this competition. Should any of TPG’s professionals join or form a competing firm, become incapacitated or in some other way cease to participate in the Fund’s investment activities, the Fund’s performance could be adversely affected. The current administration has indicated its support for a change in the taxation of performance-based fees. Tax reform changes impacting the treatment of performance-based fees such as capital gain categorization or holding period requirements may increase the amount of taxes such professionals would be required to pay with respect to their carried interest. If such legislation were to be enacted in the U.S. or other applicable jurisdictions requiring the treatment of carried interest as ordinary income rather than as capital gain, the amount of taxes that TPG’s professionals would be required to pay with respect to their carried interest would materially increase, thereby adversely affecting TPG’s ability to offer attractive incentive opportunities.
TPG cannot guarantee that any portfolio company’s management team will be able to operate successfully. Although TPG intends to invest in portfolio companies that have strong management teams and/or to assist in enhancing management teams, there can be no assurance that any portfolio company’s management team will be able to operate successfully. There can also be no assurance that the management team of a portfolio company on the date an investment is made will remain the same throughout the period the investment is held by the Fund, or that the Fund’s portfolio companies will be able to attract, develop and integrate other suitable personnel following the making of the Fund’s investments. With respect to emerging companies, TPG may have limited ability to evaluate their management based on past performance, and such companies may rely more on individual members of the management team than more established companies do. In some cases, the success of the Fund’s investment strategy will depend, in part, on the ability of the management of a portfolio company to restructure and implement improvements in the operation of such portfolio company. The activity of identifying and implementing potential operating improvements at portfolio companies entails a high degree of uncertainty. There can be no assurance that the Fund will be able to successfully identify and implement such improvements. In addition, instances of fraud, other deceptive practices and/or other misconduct committed by the management teams of the Fund’s portfolio companies may undermine TPG’s due diligence efforts with respect to such investments or otherwise adversely affect the operations of a portfolio company. If such fraud, other deceptive practices and/or other misconduct is discovered, it could adversely affect the valuation of the Fund’s investments and may contribute to overall market volatility that can negatively impact the Fund’s investment portfolio.

Third parties appointed by the Fund may influence the affairs and operations of the applicable Investments and may incur costs and expenses borne by the Fund. Certain local regulatory controls and tax considerations may cause TPG to appoint one or more third parties to manage some or all of the Fund’s investments in certain jurisdictions. Although typically the General Partner oversees the operations of the Fund’s investments, such third parties will be delegated responsibilities and may have influence over the affairs and operations of the applicable investments. The costs and expenses of any such third party will be borne by the Fund and will not offset the Management Fee, Maintenance Fee or the Performance Participation Allocation.
New Investment Techniques and Instruments may be implemented without extensive market testing, potentially containing operational or theoretical weaknesses that may result in unsuccessful investments and losses for the Fund. Subject to the terms of the Partnership Agreements, this report and applicable law, the Fund may employ new investment techniques or invest in new instruments that the General Partner believes will help achieve the Fund’s investment objectives, whether or not such investment techniques or instruments are specifically described herein. New investment techniques or instruments may not be thoroughly tested in the market before being employed and may have operational or theoretical shortcomings which could result in unsuccessful investments and, ultimately, losses to the Fund. In addition, any new investment technique or instrument developed by the Fund may be more speculative than earlier investment techniques or instruments and may involve material and unanticipated risks not otherwise described herein.
A decrease in the availability of financing may adversely affect or impose restrictions on investments. The Fund’s ability to invest in portfolio companies may depend on the availability and terms of any borrowings that are required or desirable with respect to such investments. For example, from time to time, the market for private investment transactions has been adversely affected by a decrease in the availability of senior or subordinated financings for transactions. A decrease in the availability of financing (or an increase in the interest cost) for leveraged transactions, whether due to adverse changes in economic or financial market conditions or a decreased appetite for risk by lenders, would impair the Fund’s ability to consummate these transactions and would adversely affect the Fund’s returns.
TPG’s sourcing methods for investment opportunities, and a lack of suitable opportunities may negatively impact the Fund’s performance. TPG expects to source a substantial volume of its investment opportunities through its personnel, relationships and various platforms. To the extent these sourcing channels do not present TPG with a sufficient volume of investment opportunities, or the opportunities presented are not suitable for investment by the Fund, the Fund’s performance will be adversely affected.
The Fund may become liable for legal liabilities against its portfolio companies. Liabilities of portfolio companies, including those related to activities that occurred prior to the Fund’s investment therein, could have an adverse impact on the Fund. For example, the European Commission held a fund liable as a result of a former portfolio company that engaged in anticompetitive cartel activities on the basis that such fund had exercised decisive influence over the former portfolio company. This precedent illustrates the risk that even if private equity funds are only involved in the high-level strategy and commercial policy of their portfolio companies, it does not exclude them from potential liability in the context of certain courts and/or regulators. Similarly, various jurisdictions permit certain classes of creditors and government authorities to make claims (including, by way of example only, environmental, consumer protection, antitrust and pension and labor law matters and liabilities) against shareholders of a company if the company does not have resources to pay out the claim. The Fund could, as a result, become liable for certain classes of claims against portfolio companies. For example, if a portfolio company of the Fund or another TPG fund is subject to bankruptcy or insolvency proceedings in a jurisdiction and is found to have liabilities under the local consumer protection laws, the laws of that jurisdiction may permit authorities or creditors to file a lien on, or to otherwise have recourse to, assets held by entities under common control or that form part of the same economic group, potentially including portfolio companies of the Fund.

Assuming or acquiring portfolio companies with contingent liabilities may expose the Fund to material risks. From time to time, the Fund may incur contingent liabilities in connection with an investment. For example, the Fund may enter into agreements pursuant to which it assumes responsibility for default risk presented by a third party or may enter into agreements through which third parties offer default protection to the Fund. In connection with the disposition of an investment in a portfolio company, the Fund may be required to make representations about the business and financial affairs of that portfolio company typically made in connection with the sale of assets or a business and may be responsible for the content of disclosure documents under applicable securities laws. It may also be required to indemnify the purchasers of the investment to the extent such representations or disclosure documents turn out to be inaccurate. These arrangements may result in contingent liabilities, which will be borne by the Fund. The Fund may incur numerous other types of contingent liabilities, and there can be no assurance that the Fund will adequately reserve for its contingent liabilities or that such liabilities will not have an adverse effect on the Fund.
Acts of God may adversely affect the Fund and may not be insured. The Fund’s investments may be susceptible to the effects of “Acts of God,” including earthquakes, floods, hurricanes, tropical storms, fires or other natural disasters, pandemics, electricity shortages or other similar national or local emergencies, that are beyond TPG’s control and not easily foreseeable, collectively referred to as “force majeure” events. In addition to risks associated with the spread of infectious diseases, other adverse public health developments or natural disasters in any country in which the Fund targets investments could have a material adverse effect on the economy in such country or globally and/or the business operations of portfolio companies in which the Fund invests. Force majeure events could adversely affect the Fund’s ability, or the ability of a portfolio company or a counterparty to perform its obligations, including but not limited to the construction of its in-process development. The liability and cost arising out of a failure to perform obligations as a result of a force majeure event could be considerable and could be borne by the Fund or a portfolio company. In addition, the cost to the Fund, its investments or portfolio companies, of repairing or replacing damaged assets resulting from such force majeure event could be material. Certain of these force majeure events could have a broader negative impact on the global or local economy, thereby affecting the Fund and the General Partner. Additionally, a major governmental intervention into an industry in light of a force majeure event or otherwise, including the nationalization of an industry or the assertion of control over one or more of the Fund’s investments or its assets, could result in a loss to the Fund, including if the Fund’s investment is cancelled, unwound or acquired (which could be without what the General Partner considers to be adequate compensation) if an investment or portfolio company is affected, and any compensation provided by the relevant government may not be adequate. Any of the foregoing may therefore adversely affect the performance of the Fund and its investments. Certain losses of a catastrophic nature, such as those caused by wars, earthquakes, severe weather, terrorist attacks (including cyber sabotage or similar attacks) or other similar events, will be either uninsurable or insurable at such high rates that to maintain coverage would cause an adverse impact on the related investments. In general, losses related to terrorism can be hard and expensive to insure against. Some insurers are excluding terrorism coverage from their all-risks policies. In some cases, the insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total costs of casualty insurance for a property. As a result, not all investments will be insured against terrorism. In the current environment, there is a risk that one or more of the Fund’s investments will be directly or indirectly affected by terrorist attacks, including biological or chemical warfare or cyber sabotage or similar attacks. If a major uninsured loss occurs, the Fund could lose both anticipated profits from and invested capital in the affected investments.
The Fund may incur liabilities related to TPG, the General Partner, the Management Company, their respective affiliates and/or the members of the Fund’s Board of Directors. A bankruptcy, change of control or other significant adverse event relating to TPG or the General Partner could cause the General Partner to have difficulty retaining personnel and may otherwise adversely affect the Fund and its ability to achieve its investment objective. Furthermore, any misconduct by employees of the General Partner, the Management Company, their respective affiliates and/or the members of the Board of Directors could cause significant losses to the Fund. Misconduct may include entering into transactions without authorization, the failure to comply with operational and risk procedures, including due diligence procedures, the improper use or disclosure of confidential or material non-public information (“MNPI”), which could result in litigation or serious financial harm, including limiting the Fund’s business prospects or future marketing activities, and non-compliance with applicable laws or regulations and the concealing of any of the foregoing. Such activities may result in reputational damage, litigation, business disruption and/or financial losses to the Fund. The General Partner and/or the Management Company, as applicable, have controls and procedures that seek to minimize the risk of such misconduct occurring. However, no assurances can be given that the General Partner and/or the Management Company will be able to identify or prevent such misconduct.

Risks Related to the Fund’s Structure and Units
The Fund does not expect to make distributions on a regular basis and has not established a minimum distribution payment level. TPG does not expect the Fund to make regular distributions and TPG has not established a minimum distribution payment level, and the Fund’s ability to make distributions to its Limited Partners may be adversely affected by a number of factors, including the risk factors described in this report. As of the date of this report, the Fund has a limited track record. The General Partner will make determinations regarding distributions based upon, among other factors, the Fund’s financial performance, debt service obligations, debt covenants, tax requirements and capital expenditure requirements. Among the factors that could impair the Fund’s ability to make distributions to its Limited Partners are:
•the Fund’s inability to invest the proceeds from sales of Units on a timely basis;
•the Fund’s inability to realize attractive risk-adjusted returns on the Fund’s investments;
•high levels of expenses or reduced revenues that reduce the Fund’s cash flow or non-cash earnings; and
•defaults in the Fund’s investment portfolio or decreases in the value of the Fund’s investments.
As a result, the Fund may not be able to make distributions to its Limited Partners at any time in the future, and the level of any distributions the Fund does make to Limited Partners may not increase or even be maintained over time, any of which could materially and adversely affect the value of an investor’s investment.
The Fund may not generate sufficient cash flow from operations to fully fund distributions to Limited Partners, particularly during the early stages of the Fund’s operations. Therefore, the Fund may fund distributions to its Limited Partners from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds (including from sales from Units). The extent to which the Fund pays distributions from sources other than cash flow from operations will depend on various factors, including the extent to which the Management Company elects to receive its Management Fee in Units and the General Partner elects to receive distributions on its Performance Participation Allocation in Units, how quickly the Fund invests the offering proceeds and the performance of the Fund’s investments. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the offering will result in the Fund having less funds available to acquire investments. As a result, the return a Limited Partner realizes on its investment may be reduced. Doing so may also negatively impact the Fund’s ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute an investor’s interest in the Fund on a percentage basis and may impact the value of an investor’s investment especially if the Fund sells these securities at prices less than the price an investor paid for their Units. The Fund may fund distributions from a combination of some of these sources if the Fund’s investments fail to perform, if expenses are greater than the Fund’s revenues or due to numerous other factors. The Fund has not established a limit on the amount of its distributions that may be paid from any of these sources.
To the extent the Fund borrows funds to pay distributions, it would incur borrowing costs and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact the Fund’s ability to pay distributions in future periods, decrease the Fund’s NAV, decrease the amount of cash the Fund has available for operations and new investments and adversely impact the value of an investor’s investment.
The Fund may also defer operating expenses or pay expenses (including the fees of the Management Company or distributions to the General Partner) with Units in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect the Fund’s operations and reduce the future return on an investor’s investment. The Fund may repurchase Units from the Management Company or the General Partner shortly after issuing such Units as compensation. The payment of expenses in Units will dilute an investor’s ownership interest in the Fund’s portfolio of assets. There is no guarantee any of the Fund’s operating expenses will be deferred and the Management Company and General Partner are under no obligation to receive future fees or distributions in Units and are generally expected to receive such amounts in cash.

There is no public trading market for the Units and Limited Partners will bear the risks of owning Units for an extended period of time due to limited redemptions. The Units have not been registered under the 1933 Act, the securities laws of any U.S. state or the securities laws of any other jurisdiction and, therefore, cannot be sold unless they are subsequently registered under the 1933 Act and other applicable securities laws, or an exemption from registration is available. It is not contemplated that registration under the 1933 Act or other securities laws will ever be effected. There is no public market for the Units and one is not expected to develop. Each Limited Partner will be required to represent that it is a “qualified purchaser” (as defined in the 1940 Act and rules thereunder) and “accredited investor” (as defined in Rule 501 of Regulation D under the 1933 Act under applicable securities laws) and that it is acquiring its Units for investment purposes and not with a view to resale or distribution and that it will only sell and transfer its Units to an investor that is a “qualified purchaser” and “accredited investor” under applicable securities laws or in a manner permitted by the Partnership Agreements and consistent with such laws. Except by operation of law, a Limited Partner will not be permitted to assign, sell, exchange or transfer any of its interest, rights or obligations with respect to its Units, unless the Limited Partner provides 60 calendar days’ notice to the General Partner (or such reasonably shorter period as is agreed to by the General Partner), which may refuse such requested transfer for certain reasons, such as, among other things, transfers that would violate the 1933 Act, any state securities laws or other applicable laws or cause the Fund to lose its status as a partnership under the Code or become required to register under the 1940 Act, as further described in the Partnership Agreements. Limited Partners must be prepared to bear the risks of owning Units for an extended period of time.
Limited Partners’ ability to have Units redeemed is limited and at times Limited Partners may not be able to liquidate their investments. There is no current public trading market for the Units, and the General Partner does not expect that such a market will ever develop. Therefore, the redemption of Units by the Fund will likely be the only way for an investor to dispose of their Units. The Fund expects to redeem Units at a price equal to the applicable NAV as of a date specified in the redemption offer and not based on the purchase price. Subject to limited exceptions, any redemption request of Units that have not been outstanding at least two years will be subject to an Early Redemption Deduction of 5% of the value of the applicable NAV of the Units being redeemed. The two-year holding period is measured as of the subscription closing date immediately following the prospective redemption date. As a result, investors may receive less than the price they paid for their Units when investors sell them to the Fund pursuant to the Fund’s Unit Redemption Program.
The Fund has implemented a Unit Redemption Program in which it offers its limited partners the opportunity to redeem in each quarter up to 5% of the Fund’s Units outstanding (by aggregate NAV of the Registrant (including NAV attributable to any feeder fund) and any Parallel Investment Entity) as of the last calendar day of the immediately preceding calendar quarter.
The General Partner may suspend or modify the Unit Redemption Program if in its reasonable judgment it deems such action to be in the Fund’s best interest or the best interest of Limited Partners, including, but not limited to, as necessary to ensure that the Fund is not subject to tax as a corporation; provided that any suspension or material modification requires approval of the Independent Directors. As a result, Unit redemptions may not be available, such as when a redemption offer would have an undue burden on the Fund’s liquidity, adversely affect its operations or risk having an adverse impact on the Fund that would outweigh the benefit of the redemption offer. The Fund will conduct redemptions subject to the Partnership Agreements.
In the event that, pursuant to the limitations above, not all of the Units submitted for redemption during a given quarter are to be accepted for redemption by the Fund, Units submitted for redemption during such quarter will be redeemed on a pro rata basis (measured on an aggregate basis (without duplication) across the Fund Complex if applicable), after redemptions due to death, disability or divorce and other limited exceptions are satisfied.
Economic events affecting the U.S. economy and/or global economy could lead to increased redemption requests from Limited Partners, potentially forcing the Fund to sell assets at unfavorable times. Economic events affecting the U.S. economy could cause Limited Partners to seek to have their Units redeemed pursuant to the Unit Redemption Program at a time when such events are adversely affecting the performance of the Fund’s assets. Even if the General Partner decides to satisfy all resulting redemption requests, the Fund’s cash flow could be materially adversely affected. In addition, if the Fund determines to sell assets to satisfy redemption requests, it may not be able to realize the return on such assets that it may have been able to achieve had it sold at a more favorable time, and the Fund’s results of operations and financial condition, including, without limitation, breadth of its portfolio by property type and location, could be materially adversely affected.

Valuations of portfolio companies are estimates of fair value and may not necessarily correspond to reasonable value. With certain limited exceptions, TPG will determine valuations with respect to Fund investments in its sole discretion. TPG expects the Fund to hold securities or other financial instruments or obligations which are very thinly traded, for which no market exists or which are restricted as to their transferability under applicable securities laws. These investments may be extremely difficult to value accurately. The process of valuing investments for which reliable market quotations are not available is based on inherent uncertainties, and the resulting values may differ from values that would have been determined had a ready market existed for such securities, from values placed on such securities by other investors and from prices at which such securities may ultimately be sold. In addition, third-party pricing information may at times not be available regarding certain of the Fund’s assets. Further, because of overall size or concentration in particular markets of positions held by the Fund, the value of its investments which can be liquidated may differ, sometimes significantly, from their valuations. Performance information of the Fund which may hold substantial amounts of illiquid or hard to value assets, is therefore dependent upon the valuation procedures of the Management Company, and such values may not ultimately be realized and may differ from the valuations of such assets by third parties. The exercise of discretion in valuation by the General Partner gives rise to potential conflicts of interest, including in connection with determining the amount and timing of distributions of performance allocations and the calculation of management fees. Please see “Item 1A. Risk Factors—Valuation Matters” for a discussion of the Fund’s valuation methodology and the risks and conflicts of interests it presents. In addition, certain cross-transactions and other transactions between the Fund and any parallel investment entity and between the Fund and other TPG funds, to the extent permitted, are subject to valuation risk and certain conflicts of interest.
The valuation methodologies used to value investments may change over time and have subjective elements. The Fund may make investments which coincide with periods of significant market, economic and geopolitical uncertainty and instability and a rapidly changing investment environment. Investing in highly volatile environments presents certain inherent risks, including reduced market liquidity, reduced price transparency and less certainty in core assumptions in respect of a particular investment or an investment strategy as a whole. While such investment environments provide the opportunity for significant returns, they also present significant risks, many of which cannot be predicted, managed or hedged against. If TPG fails to identify or adequately value potential risks or changes, the Fund may invest at a valuation that is not commensurate with the risk profile of a particular investment or where the Fund would otherwise not invest were more accurate information available, resulting in reduced returns or a complete or partial loss of capital. There can be no assurance that TPG will accurately identify all potential considerations that may adversely affect the performance of any one or more of the Fund’s investments or investment strategies.
The Fund’s monthly NAV calculations are not governed by regulatory standards and may differ from those used by other companies, and errors may occur in calculating the Fund’s NAV, which could impact the price at which the Fund sells and redeems its Units. The General Partner’s (with the assistance of the Management Company) determination of the Fund’s monthly NAV per Unit will be based in part on the latest quarterly valuation of each of the Fund’s investments, as adjusted each month to incorporate the latest available financial data for such investments, including any cash flow activity related to such investments. As a result, the Fund’s published NAV per Unit in any given month may not fully reflect any or all changes in value that may have occurred since the most recent quarterly valuation.
The General Partner (with the assistance of the Management Company) may, but is not obligated to, monitor the Fund’s Equity Investments on an ongoing basis for events that they believe may have a material impact on the Fund’s NAV as a whole. Material events may include investment-specific events or broader market-driven events which may impact more than one specific investment events that the General Partner or Management Company believes may have a material impact on the most recent fair values of such Equity Investments. Possible examples of such a material event include unexpected investment-specific events and broader market-driven events identified by the General Partner or the Management Company, which may impact more than one specific investment, including capital market events, economic and political conditions globally and in the jurisdictions and sectors in which an investment operates, and material changes in cap rates, discount rates or trading multiples. Upon the occurrence of such a material event and provided that the General Partner or Management Company is aware that such event has occurred, they may, but are not obligated to, provide an estimate of the change in value of the Equity Investment, based on the valuation procedures for Equity Investments described in “Item 5. Market for Registrant’s Common Equity, Related Limited Partner Matters and Issuer Purchases of Equity Securities—Calculation of Net Asset Value—Valuation Methodology.” In addition to tracking the NAV plus related cash flows of the Fund’s Underlying Fund (as defined below) investments, the General Partner and the Management Company may, but are not obligated to, track relevant issuer-specific events or broader market-driven events that they believe may have a material impact on the Fund’s NAV as a whole, and the most recent fair values of the Fund’s

Underlying Fund investments. Upon the occurrence of such a material event and provided that the General Partner and the Management Company are aware that such event has occurred, they may, but are not obligated to, make a corresponding adjustment to reflect the current fair value of such Underlying Fund. The General Partner and the Management Company may consider such information and may conclude in certain circumstances that a material event has occurred such that the latest information provided by the Underlying Fund’s investment advisor or investment manager (which may be an Affiliate of TPG) no longer represents the fair value of a particular asset held by such Underlying Fund. If the General Partner and the Management Company concludes in good faith that the latest NAV reported by an Underlying Fund’s investment advisor or investment manager does not represent fair value (e.g., there is more current information regarding a portfolio asset which significantly changes its fair value) they may make a corresponding adjustment to reflect the current fair value of such asset within such Underlying Fund, applying the valuation methodologies for investments described in “Item 5. Market for Registrant’s Common Equity, Related Limited Partner Matters and Issuer Purchases of Equity Securities—Calculation of Net Asset Value—Valuation Methodology.”
In general, the General Partner and the Management Company expect that any adjustments to fair values will be calculated after a determination that a material change has occurred and the financial effects of such change are quantifiable. However, rapidly changing market conditions or material events may not be immediately reflected in the Fund’s monthly NAV. For example, an unexpected termination or renewal of key customer relationships, recent financial results or changes in the capital structure of an investment, regulatory changes that affect an investment, or a significant industry event or adjustment to an industry outlook that may cause the value of an investment to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per Unit may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that the Fund’s NAV may be appropriately adjusted in accordance with the Fund’s valuation policy. Depending on the circumstance, the resulting potential disparity in the Fund’s NAV may be in favor or to the detriment of either Limited Partners who redeem their Units, or Limited Partners who buy new Units, or existing Limited Partners. The methods used by the General Partner and the Management Company to calculate the Fund’s NAV, including the components used in calculating the Fund’s NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and the Fund’s NAV is not audited by the Fund’s independent registered public accounting firm. The Fund calculates and publishes NAV solely for purposes of establishing the price at which the Fund sells and redeems Units, and prospective investors should not view the Fund’s NAV as a measure of the Fund’s historical or future financial condition. The components and methodology used in calculating the Fund’s NAV may differ from those used by other companies now or in the future.
The valuations of the Fund’s assets may differ from liquidation values that could be realized in the event that the Fund were forced to sell assets. Additionally, errors may occur in calculating the Fund’s NAV, which could impact the price at which the Fund sells and redeems its Units, the amount of the Management Fee, Performance Participation Allocation and the Maintenance Fee. If such errors were to occur, the General Partner, with the support of the Management Company, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which Units were sold or redeemed or on the amount of the Management Fee, Performance Participation Allocation and the Maintenance Fee, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to TPG’s policies and procedures, making adjustments to prior NAV calculations. Investors should carefully review the disclosure of the Fund’s valuation policy and how NAV will be calculated in “Item 5. Market for Registrant’s Common Equity, Related Limited Partner Matters and Issuer Purchases of Equity Securities—Calculation of Net Asset Value—Valuation Methodology.”
The General Partner has significant discretion under the partnership agreements. The General Partner has significant discretion in the management of the affairs of the Fund, including discretion in:
•appointing members of the Board of Directors;
•consenting to the admission of a substituted Limited Partner in the Fund;
•the valuation of portfolio companies (subject to the Fund’s valuation policies and procedures);
•addressing certain conflicts of interest;

•interpreting provisions of the Partnership Agreements or other agreements that may be ambiguous as applied to specific factual circumstances;
•structuring investments to address tax or other considerations;
•determining whether the value of an investment is impaired or whether such investment is likely to remain permanently impaired, including as a result of any fluctuation of public stock prices, currency exchange rates or other temporary fluctuation;
•designating any securities or claims, or groups thereof (including securities and/or claims of different types, classes or other attributes) in one or more entities (e.g., a parent company and a subsidiary) as a single “investment” or as multiple different “investments” under the Partnership Agreements, including, inter alia, for purposes of making determinations with respect to calculations of the Management Fee, Performance Participation Allocation and Maintenance Fee;
•allocating the economic burden of certain taxes, governmental charges and other expenses;
•representing the Fund and certain of its subsidiaries in audits with taxing authorities, in which actions will indirectly bind the Fund and its Partners;
•settling claims that may give rise to Fund indemnification obligations;
•making tax elections for the Fund (and its subsidiaries) (including an election pursuant to Section 754 of the Code); and
•such other matters as may arise from time to time.
The General Partner could take its own interests into account in the exercise of such discretion. The exercise of such discretion may negatively impact the Limited Partners generally or may impact some Limited Partners disproportionately.
Management Fees and expenses may impact the Fund’s returns. The Fund will incur management fees and other expenses that will decrease the Fund’s returns.
The Fund may incur indemnification liabilities. The Fund will be required to indemnify, to the maximum extent not prohibited by applicable law, the General Partner and certain persons and entities affiliated or associated with the General Partner and other persons (including members of the Board of Directors) (collectively, the “Fund Indemnified Persons”) for liabilities incurred in connection with the Fund’s affairs. These liabilities may be material and have an adverse effect on the returns to the Limited Partners. The Fund’s indemnification obligation would be payable from the Fund’s assets. Furthermore, the Partnership Agreements limit the circumstances under which the General Partner may be held liable to the Fund or the Limited Partners. As a result, the Limited Partners may have a more limited right of action in certain cases.
Moreover, the General Partner will, notwithstanding any actual or perceived conflict of interest, be the beneficiary of any decision by it to provide indemnification (including advancement of expenses). This may be the case even with respect to settlement of claims arising out of alleged conduct that would disqualify any such person from indemnification and exculpation if the General Partner (and/or its legal counsel) determined that such disqualifying conduct occurred. With respect to indemnification and exculpation, prospective investors should note that the Partnership Agreements contain provisions that modify and replace the duties, including fiduciary and other duties, to the Fund and the Limited Partners to which the General Partner may otherwise be subject, authorize and permit conduct on the part of the General Partner that might not otherwise be permitted pursuant to such duties, and limit the remedies of Limited Partners with respect to breaches of such duties. In that regard, the General Partner will be required to comply with the Partnership Agreements and will not be subject to any different standards imposed by the Delaware Revised Uniform Limited Partnership Act, the Exempted Limited Partnership Act (As Revised) of the Cayman Islands or under any other law, rule or regulation or in equity, except where such standards cannot be waived under applicable law. The effect of these and related provisions of the Partnership Agreements is that in so long as the General Partner has acted in accordance with the Partnership Agreements (without regard to any reference to “fiduciary duty” therein, and it being understood that references to “good faith” in the Partnership Agreements refers to subjective good faith), the action will, even if the General Partner would otherwise be conflicted because of an interest in the matter, be conclusively deemed to be fair and reasonable and not a breach by the General Partner of any duties it may owe, including matters regarding conflicts which are approved by the Board of Directors, wherein the approval of the Board of Directors will be binding on the Fund. This is different from a situation with a general partner of a limited partnership operating under common law or default rules, where, for example, involvement of independent parties may, in certain circumstances, merely shift the burden of demonstrating unfairness to a limited partner plaintiff. Notwithstanding the foregoing, neither this report nor the Partnership Agreements should be construed so as to, or does, provide for the exculpation or indemnification of any Fund Indemnified Person for any liability (including liability under U.S. federal securities laws) to the extent (but only to the extent) that such exculpation or indemnification would be in violation of applicable law, including the Advisers Act or the Exchange Act, or that such liability may not be waived under applicable law, but will be construed so as to effectuate the provisions hereof and of the Partnership Agreements to the fullest extent permitted by applicable law. For the avoidance of doubt, nothing in the Partnership Agreements constitutes a waiver of, in the case of a Limited Partner, any non-waivable right and, in the case of a Fund Indemnified Person, any non-waivable duties under applicable law.
The General Partner has engaged and expects to continue to engage service providers on behalf of the Fund. Any such service providers may require different standards for indemnification or limitation of liability than the standards and restrictions applicable to the General Partner and its affiliates pursuant to the Partnership Agreements, and any such obligation to a service provider would be a Fund expense.
Any insurance policies TPG utilizes to help mitigate the Fund’s exposure to any indemnifiable costs and liabilities may be subject to certain limitations and restrictions on payments. TPG cannot guarantee that it will be able to collect on claims against such policies. In addition, insurance policies (which are obtained at the expense of the Fund) may provide coverage for actions for which the Fund Indemnified Persons would not be entitled to indemnification under the Partnership Agreements.
The Fund’s assets may be used to satisfy the Fund’s liabilities and other obligations. The Fund’s assets, including investments and any capital it holds, may be available to satisfy all of the Fund’s liabilities and other obligations. Parties seeking to have a liability against the Fund satisfied may have recourse to the Fund’s assets generally without being limited to any particular asset (such as the asset representing the investment giving rise to the liability).
The General Partner and/or its affiliates may withhold certain information from the Limited Partners and have potentially adverse consequences for Limited Partners. Limited Partners’ rights to information regarding the Fund, the General Partner or the Management Company generally will be specified, and in many cases strictly limited, by the Partnership Agreements. In particular, it is anticipated that the General Partner and its affiliates will obtain certain types of material information from or relating to portfolio companies that will not be disclosed to Limited Partners because such disclosure is prohibited, including as a result of contractual, legal or similar obligations outside of the General Partner’s control. Decisions by the General Partner or its affiliates to withhold information may have adverse consequences for Limited Partners in a variety of circumstances. For example, a Limited Partner that seeks to transfer its interest in the Fund may have difficulty in determining an appropriate price for such interest.
The Fund’s future performance may not match past results of other TPG funds due to various factors, potentially leading to lower or different returns for Limited Partners compared to historical performance of other TPG funds. Performance for individual Limited Partners may vary from the Fund’s overall performance as a result of the timing of an investor’s admission to the Fund, the redemption or increase of any part of a Limited Partner’s interest in the Fund, and the Class of Units in which they invest (including as a result of different Subscription Fees, Servicing Fees, Management Fees, or Maintenance Fees). Prospective Limited Partners should note that certain entities, such as any feeder, may invest through Intermediate Entities (including Corporations), which may pay additional taxes and have additional expenses that would further reduce returns experienced by Limited Partners participating therein.
The Performance Participation Allocation that the General Partner is entitled to receive from the Fund is based on a Total Return metric adjusted to exclude the impact of certain expenses, including expenses related to distributions. Therefore, such Total Return measure will differ from the performance that Limited Partners will observe (which performance will be net of any Performance Participation Allocation received by the General Partner from the Fund).

Partnership agreements may be amended without the consent of the Limited Partners. Except as otherwise required by law or in the Partnership Agreements, the Partnership Agreements may be amended, modified or supplemented, and any provision of the Partnership Agreements may be waived, by the written consent of the General Partner (without the consent of the Limited Partners); provided, that any amendment, modification or supplement (including an amendment in the form of a merger, consolidation, conversion or similar transaction into a successor entity to the Fund) that is viewed by the General Partner in its discretion, exercised in good faith, as having a material adverse effect on the Limited Partners in the aggregate, will require the approval of the Independent Directors. The General Partner intends to give notice to Limited Partners through its public filings and otherwise only to the extent that such amendment, modification or supplement is viewed by the General Partner in its discretion, as a whole together with all such amendments, modifications or supplements, as having a material adverse effect in the aggregate on the Limited Partners of the Fund.
The Fund uses third-party service providers for risk management and operational controls, which may influence the affairs and operations of the applicable investments and may incur costs and expenses borne by the Fund. The operational controls and risk management techniques TPG uses involve third parties over whom TPG does not exercise control, including outsourced providers of fund administration and custody services. The proper operation of the Fund and safekeeping of its assets depend on the performance and financial wherewithal of these third parties, as well as the continued operation and security of their systems. The operational controls and risk management techniques TPG uses also necessarily include subjective elements, making the judgment and discretion of its investment and control-side professionals fundamental to the risk management process. The greater the importance of subjective factors, the more challenging it becomes for TPG to control for risk, which in turn increases the likelihood of unpredictable results with respect to a portfolio company and the Fund’s overall performance.
In general, there are risks associated with the involvement of third parties due to, among other factors, the General Partner’s reduced control over the functions that are outsourced. In some cases, third-party service providers are permitted to delegate all or a portion of their responsibilities relating to the Fund and/or its portfolio companies to other third parties (including their affiliates). Any such delegation could further reduce the General Partner’s control over the outsourced functions, and the General Partner would lack direct oversight over the party to whom the responsibilities are delegated.
A third-party service provider could face conflicts of interest in carrying out its responsibilities relating to the Fund and/or its portfolio companies, including (without limitation) in relation to the delegation of such responsibilities to other parties and the allocation of time, attention and resources to the General Partner as compared to its other clients. Third-party service providers could have incentives to carry out their responsibilities in a manner that does not advance the interests of the Fund and often have no fiduciary obligation to act in the best interest of the General Partner or the Fund. The General Partner has limited visibility into what conflicts of interest a third-party service provider might face and the extent to which any such conflicts impact the service provider’s decision-making.
There can be no assurances that the General Partner will be able to identify, prevent or mitigate the risks of engaging third-party service providers. The Fund could suffer adverse consequences from actions, errors or failures to act by such third parties, and will have obligations, including indemnity obligations, and limited recourse against them. Outsourcing and in-house services may not occur uniformly for all TPG-managed vehicles and accounts and the expenses that may be borne by such vehicles and accounts vary. Accordingly, certain costs could be incurred by (or allocated to) the Fund through the use of third-party (or internal) service providers that are not incurred by (or allocated to) certain other TPG funds for similar services.
In addition, an investment in the Fund can involve operational risks arising from such factors as processing errors, human errors, inadequate or failed internal or external processes, failures in systems and technology, changes in personnel, errors caused by third parties or other disruptive events. While TPG has adopted a business continuity program designed to minimize the disruption these events could otherwise cause to normal business operations, business continuity programs are inherently limited. For example, TPG could experience unanticipated contingencies or its controls and oversight may not function as intended. In addition, certain circumstances, including natural disasters, war, terrorism, public health crises, power or utility shortages and other system failures and malfunctions, could prevent TPG and its service providers from performing certain tasks, potentially for extended periods of time, including sending and executing trade orders, processing investor transactions and calculating the Fund’s net asset value. Any such failure could cause losses to the Fund.

The Fund’s investments may be subject to foreign governments’ investment restrictions. The Fund could invest in portfolio companies operating in non-U.S. countries indirectly through holding companies organized outside of such target countries. Government regulation in the target countries could, however, restrict the ability of the portfolio companies to pay dividends or make other payments to a foreign holding company. Additionally, any transfer of funds from a holding company to its operating subsidiary, either as a shareholder loan or as an increase in equity capital, could be subject to registration or approval with or by government authorities in the target countries. Such restrictions could materially and adversely limit the ability of any holding company in which the Fund invests to grow, make investments or acquisitions that could be beneficial to its businesses, pay dividends, or otherwise fund and conduct its business.
The General Partner may establish reserves for various Fund needs, and estimating the appropriate amount, especially for follow-on investments, is difficult due to the Fund’s dependence on its portfolio companies’ success. As is customary in the industry, the General Partner may establish reserves for anticipated follow-on investments by the Fund in portfolio companies, Fund expenses, Fund liabilities, to fulfill redemption requests, and for other matters. Estimating the appropriate amount of such reserves is difficult, especially for follow-on investment opportunities, which are directly tied to the success and capital needs of portfolio companies. If reserves are inadequate, the Fund may be unable to take advantage of attractive follow-on or other investment opportunities or to protect its existing investments from dilutive or other punitive terms associated with so-called “pay-to-play” or similar provisions. In these circumstances the General Partner may allocate such opportunities to other TPG funds, which, in the case of further investments in existing portfolio companies could result in the Fund being subject to dilution and may give rise to other significant risks and conflicts of interest. The Fund (and/or one or more other TPG funds, including committed and other co-investment funds) may similarly not participate in a follow-on opportunity (and therefore the Fund’s interest would be subject to dilution or increase, as applicable) where such follow-on opportunity does not comply with the Fund’s investment limitations (or pursuant to the governing agreement of such other TPG fund, including where one or more investors have consent rights over participating in follow-on opportunities), even if the original investment did. The Fund may, to the contrary, be obligated to bear a larger share of any follow-on opportunity, where co-investment vehicles (or other TPG funds) ultimately do not participate in such follow-on opportunity (including, without limitation, as a result of investment limitations or portfolio structuring considerations with respect to such vehicles or where such co-investment vehicles have insufficient capital available to invest pro rata in such follow-on opportunity, in each case, as determined in good faith by their respective general partners or investment managers). There can be no assurance that the Fund will not be adversely affected by such allocations. Further, the allocation of investment opportunities among the Fund and other TPG funds may depend, in part, on their respective reserves at the time of allocating the opportunity, possibly resulting in different investment allocations if any such reserves are inadequate or excessive. For example, if the reserves of any other TPG funds that participated alongside the Fund in an investment are inadequate and unpaid capital commitments or other cash is unavailable, such other TPG funds may be unable to participate in follow-on investments related thereto, and the Fund may participate to a greater extent than it would have otherwise. For example, certain committed and other co-investment funds may not participate in follow-on investments without an agreement by the relevant investors to increase their capital commitments thereto, which would be made in their discretion. If reserves are excessive, the Fund may decline attractive investment opportunities.

Risks Associated with Indebtedness
The Fund’s use of leverage may amplify losses, increase costs and limit cash flow that negatively affect the value of investments. The Fund and/or Underlying Funds in which the Fund may invest (including, for the avoidance of doubt, any special purpose vehicles formed to effect the acquisition of Underlying Funds or similar transactions) may use leverage for a variety of purposes, including, but not limited to, acquiring, directly or indirectly, new investments (if any), leveraging existing investments to permit distributions or additional investments, facilitating hedging activities and bridging funding for investments in advance of capital calls, as applicable. Leverage generally magnifies opportunities for gain and risk of loss from a particular investment. The leverage used by the Fund and/or Underlying Funds may take the form of indebtedness for borrowed money as well as financial leverage in the form of short sales, forward contracts, options, derivatives, and other similar transactions, which may expose the Fund to greater risks than if leverage was not used. Leverage incurred by the Fund or an Underlying Fund could accelerate and magnify declines in the value of an underlying investment or asset. The cost and availability of leverage is highly dependent on the state of the broader credit markets (and such credit markets may be impacted by regulatory restrictions and guidelines), which state is difficult to accurately forecast, and at times it may be difficult to obtain or maintain the desired degree of leverage. Gains made with borrowed funds generally would cause the Fund’s and/or any relevant Underlying Fund’s value to increase faster than without borrowed funds. However, losses incurred with borrowed funds would cause the Fund’s and/or any relevant Underlying Fund’s value to decrease faster and more significantly than without the use of borrowed funds. Money borrowed for the purpose of leveraging investments will also be subject to interest costs as well as financing, transaction and other fees and costs that may not be recovered by returns on the underlying investments, assets or other investment positions taken by the Fund and/or any relevant Underlying Funds, as applicable. In addition, the use of leverage may also result in tax-exempt investors incurring UBTI.
The Fund’s use of preferred financing arrangements or margin loans may reduce the Fund’s overall return of distributions. In addition to secured financing arrangements, the Fund could employ preferred financing arrangements or margin loans with respect to some or all of the Fund’s investments. In such arrangements, a third party typically provides cash liquidity in exchange for the right to receive a return of such amount plus a preferred return thereon prior to the return of any additional proceeds to the Fund. Subject to the Partnership Agreements, such arrangements could be employed to provide for additional capital for new or follow-on investments by the Fund and will not be treated as borrowings incurred by the Fund for purposes of determining the Fund’s compliance with the limitations on borrowings set forth in the Partnership Agreements. These arrangements could result in the Fund receiving a lower overall return of distributions than the Fund would otherwise have received if, for example, an investment is held for a long period of time, resulting in a compounding preferred return in favor of the third party financing provider, or where the proceeds of the financing are reinvested in investments that do not perform as well as the original investment(s) that were subject to the financing arrangement. In addition, in the event of a margin call, the Fund will be obligated to contribute additional capital in connection with the investment in order to avoid a default on the margin loan. Furthermore, to the extent a margin loan is entered into on behalf of both the Fund and a co-investment vehicle on a cross-collateralized basis, in the event of a margin call, the Fund and such co-investment vehicle will both be obligated to contribute additional capital in connection with the investment in order to avoid a default on the margin loan. Because co-investment vehicles frequently have limited or no remaining unpaid capital commitments, co-investors may have an option (but not an obligation) to increase their capital commitment to fund their share of such margin call, and in the event that one or more co-investors decline to do so, the Fund is expected to be liable for such amounts. Because margin calls are most likely to occur at times when the underlying investment has declined in value, the likelihood that co-investors elect not to fund their share of such margin call is greater than in the case of ordinary course follow-on investments, and the Fund’s exposure to further decreases in value of the related investment may be higher as a result. Similar risks and potential adverse results will be present where the Fund co-invests alongside other TPG funds and the relevant portfolio company requires additional capital, and such other TPG funds have insufficient capital to participate in a follow-on investment, or an option on whether to participate.
In general, the use of margin borrowings results in certain additional risks to the Fund. For example, such margin financing arrangements secured by a pledge of equity of a portfolio company are not necessarily treated as borrowings incurred by the Fund to the extent not recourse to the Fund for purposes of determining the Fund’s compliance with the Leverage Guidelines (defined below). Should the securities pledged to brokers to secure the Fund’s margin accounts decline in value, the Fund could be subject to a “margin call,” pursuant to which it must either deposit additional funds or securities with the broker or suffer mandatory liquidation of the pledged securities to compensate for the decline in value. In the event of a sudden drop in the value of its assets, the Fund might not be able to liquidate assets quickly enough to satisfy its margin requirements.

The Fund may be subject to margin calls in connection with any derivative transactions that are subject to variation margin requirements. The dynamic nature of the margin models utilized by the clearinghouses and the fact that the margin models might be changed at any time could subject the Fund to an unexpected increase in collateral obligations to clearinghouses during a volatile market environment, which could have a detrimental effect on the Fund. Clearinghouses may also limit collateral that they will accept to cash, U.S. treasuries and, in some cases, other highly rated sovereign and private debt instruments, which in certain circumstances would require the Fund to borrow eligible securities from a dealer to meet margin calls and would raise the costs of cleared trades.
The Fund may directly or indirectly incur leverage on a portfolio or investment basis at the level of portfolio companies, or at the level of assets or any asset-level holding entities. Such investments involve a higher degree of risk. TPG anticipates that certain portfolio companies will be leveraged and will likely not provide the Fund with any significant cash distributions until the underlying assets are sold or refinanced. The Fund will likely not make significant cash distributions to investors from such investments other than in connection with the liquidation of such investments. The leverage of portfolio companies will not be taken into account for purposes of the Leverage Guidelines and the leveraged capital structure of a portfolio company may increase the exposure of the Fund’s investments to any deterioration in a portfolio company’s condition or industry, competitive pressures, an adverse economic environment or rising interest rates and could accelerate and magnify declines in the value of the Fund’s investments in a leveraged portfolio company in a down market. If a portfolio company cannot generate adequate cash flow to meet debt obligations, the portfolio company may default on its loan agreements or be forced into bankruptcy resulting in a restructuring of the portfolio company’s capital structure or liquidation of the portfolio company and the Fund may suffer a partial or total loss of invested capital. Furthermore, to the extent portfolio companies in which the Fund has invested become insolvent the Fund may determine, in cooperation with other debt holders or on its own, to engage, at the Fund’s expense in whole or in part, counsel and other advisers in connection therewith, which expense may be substantial.
The Fund may pledge its assets to support related entities, which may materially impact the Fund’s financial condition. The Fund may enter into guarantees or other forms of surety for third-party indebtedness for borrowed money (including obligations of entities established by the Fund for the purpose of facilitating portfolio company access to financing). In these circumstances, the creditor typically would have recourse to the Fund to satisfy the guaranteed obligations, which could materially impact the Fund’s financial condition.
Market Risks
Volatility in market and economic conditions throughout the world may disrupt the Fund’s ability to procure financing and adversely affect investment returns. As described more fully below, market and economic conditions throughout the world will materially affect the Fund’s investments. These conditions include but are not limited to:
•interest rates;
•availability and terms of credit;
•credit defaults;
•inflation rates;
•economic uncertainty;
•changes in laws;
•regulatory interventions and changes in regulations;
•changes in fiscal and monetary policies;
•trade barriers, including tariffs;
•commodity prices;

•currency exchange rates and controls; and
•national and international political, environmental and socioeconomic circumstances, including the risks of war, pandemics and the effects of terrorist attacks.
TPG’s view on these matters may prove to be incorrect, in which case the Fund’s investments may perform worse than anticipated. Difficult market conditions also adversely affect the Fund and its returns by reducing the value or performance of its investments or by reducing its ability to raise or deploy capital. Investments made by the Fund involve a high degree of business and financial risk that can result in substantial losses. Consumer, corporate and financial confidence could be adversely affected by current or future tensions around the world, fear of terrorist activity and/or military conflicts, localized or global financial crises or other sources of political, social or economic disturbance or unrest. Such uncertainty could have an adverse effect upon the Fund’s portfolio companies. Investors should not invest unless they can readily bear the consequences of partial or total loss of capital.
The effects of outbreaks of infectious disease or global health crises may disrupt the global economy and adversely affect the Fund’s operations and investments. The spread of infectious disease, together with any resulting travel restrictions or quarantines, could have a significant negative impact on the economy and the Fund’s and its portfolio companies’ business activities. There can be no assurance that any precautionary measures taken against infectious disease would be effective.
For example, the global outbreak of coronavirus (“COVID-19”) and the measures governmental agencies and the private sector took to contain it significantly disrupted the global economy and contributed to severe market dislocation and volatility. The extent to which the spread (or threat thereof) of any public health emergency will have an ongoing and/or exacerbated impact on economies and markets (and, in turn, portfolio companies) is uncertain and difficult to anticipate, and it is likewise difficult to predict the extent to which the ripple effects of COVID-19 will continue to be felt and adversely affect the portfolio companies or the Fund’s ability to meet its investment objectives. In addition, public health crises may adversely affect the ability, or the willingness, of a party to perform its obligations under its contracts and lead to uncertainty over whether such failure to perform (or delay in performing) might be excused under so called “material adverse change,” force majeure and similar provisions in such contracts. As a result, (i) borrowers, counterparties and service providers to the Fund or portfolio companies may fail to perform (or delay the performance of) their obligations to the Fund or its portfolio companies, (ii) pending transactions may not close on time or at all, (iii) the Fund, TPG or a portfolio company may be forced to breach (or may determine not to perform its obligations under) certain agreements, and (iv) related litigation would likely ensue. Any of these occurrences would likely have a material adverse effect on the Fund and its investments.
The rapid and broad-based shift to a remote working environment creates inherent productivity, connectivity and oversight challenges. Similar and other restrictions may be imposed or reinstated in the future as a result of new public health emergencies. To the extent TPG personnel, as a result of working remotely, rely more heavily on external sources for information and technology systems for their business-related communications and information sharing, TPG business will be more vulnerable to cybersecurity incidents and cyberattacks, and other weaknesses in TPG’s operational and control environment, and could have more difficulty resuming normal operations in the event it is the target of such incident or attack, or otherwise suffers a breakdown of operations or control.
Changes in the political environment of the UK and Europe may cause regional and global uncertainty. The United Kingdom (the “UK”) left the European Union on January 31, 2020 (commonly referred to as “Brexit”). During an 11-month transition period, the UK and the European Union agreed to a Trade and Cooperation Agreement which sets out the agreement for certain parts of the future relationship between the European Union and the UK from January 1, 2021. The Trade and Cooperation Agreement does not provide the UK with the same level of rights or access to all goods and services in the European Union as the UK previously maintained as a member of the European Union and during the transition period. In particular the Trade and Cooperation Agreement does not include an agreement on financial services, which is yet to be agreed. Accordingly, uncertainty remains in certain areas as to the future relationship between the UK and the European Union.

While European Union laws ceased to apply in the UK from January 1, 2021, many European Union laws have been “onshored” into UK law. However, the UK government has started a broad program of financial services law reform. On June 29, 2023, the Financial Services and Markets Act 2023 passed into UK law, allowing for specified onshored European Union financial services legislation to be repealed and replaced by legislation and rules made by the United Kingdom Government and the financial services regulators. The United Kingdom Government and the financial services regulators are currently consulting on the new legislation and rules to replace the onshored European Union financial services legislation, which may result in changes to the UK’s legislative and regulatory framework and divergence with European Union financial services legislation that materially impact investors. Notably, on April 7, 2025, HM Treasury and the FCA issued a consultation and call for input, respectively, regarding proposed reforms to the regulations for alternative investment fund managers in the UK. Additionally, on June 27, 2023, the UK and European Union signed a Memorandum of Understanding (“MoU”) on financial services, which establishes a forum for regulatory cooperation based on shared objectives but does not re-instate the pre-Brexit rights and freedoms that UK financial services firms had in the European Union or that European Union financial services firms had in the UK.
Although one cannot predict the full effect of Brexit, it has already had a significant adverse impact on the UK, European and global macroeconomic conditions and could continue to cause prolonged political, legal, regulatory, tax and economic uncertainty. This uncertainty is likely to continue to impact the global economic climate and may impact opportunities, pricing, availability and cost of bank financing, regulation, values or exit opportunities of companies or assets based, doing business, or having service or other significant relationships in, the UK or the European Union, including companies or assets held or considered for prospective investment by the Fund.
Global trade disruption, introductions of trade barriers and trade frictions, especially between U.S. and China, may adversely affect the Fund and its investments. Some political leaders around the world (including in the United States and certain European nations) have been elected on protectionist platforms, fueling doubts about the future of global free trade. The U.S. government has indicated its intent to alter its approach to international trade policy, including in some cases renegotiating, or terminating, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. Global trade dynamics have continued to be shaped by heightened geopolitical tensions, protectionist policies, and supply chain disruptions. The U.S. government has maintained and, in some cases, expanded tariffs and export controls targeting China, particularly in sectors such as technology, semiconductors, and critical minerals. China has responded with its own restrictions, including export controls on key materials and increased scrutiny of foreign businesses operating within its borders. In addition, several countries, including Mexico and the European Union, have imposed or threatened to impose additional retaliatory measures in response to U.S. tariff initiatives. The ongoing conflict in Ukraine and instability in the Middle East, including attacks on shipping in the Red Sea, have further disrupted global supply chains, increased transportation costs, and contributed to market volatility. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect the financial performance of the Fund and its investments. However, while certain countries may agree to trade deals to address disputes with other countries, certain trade disputes may remain unresolved, which can be an ongoing source of instability, potentially resulting in significant currency fluctuations and/or having other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). While trade disputes have already had negative economic consequences for U.S. and global markets, the risk of continued or escalating trade-related tensions — particularly between the United States and China and other major economies — remains significant. Any such developments could have material adverse effects on the financial performance of the Fund and its investments, including impacts on the industries in which the Fund participates, the jurisdictions of its investments, and broader economic conditions.

The Fund may be subject to risks related to Eurozone. The Fund expects to invest from time to time in portfolio companies that have operations affected by the Eurozone economy (including European sports leagues and teams). In the past, concerns have emerged over potential default of certain EU member states and the stability of the Eurozone as a whole. There is a risk that, in the future, certain member states of the EU may default, and if such expectations of a default increase, these defaults or anticipation of such defaults, as the case may be, could have a material adverse impact on the Eurozone and /or certain member states, on the performance of portfolio companies both in countries that experience the default and in other countries within the EU and/or the Eurozone, as well as, due to the interdependence of the global economy, on other countries globally in which the Fund holds portfolio companies, and consequently, on the Fund. A potential primary effect would be an immediate reduction of liquidity for particular Investments in the affected countries, thereby impairing the value of such Investments. Further, a deteriorating economic environment caused directly or indirectly by such a default or related expectations could have a direct effect on the general economic environment and the private equity market in particular.
Investments in debt securities carry interest rate risks. The Fund will have exposure to interest rate risks, meaning that changes in prevailing interest rates could negatively affect the Fund. Generally, the value of fixed income securities will change inversely with changes in interest rates. As interest rates rise, the market value of fixed income securities tends to decrease. Conversely, as interest rates fall (which has been the trend in the past year), the market value of fixed income securities tends to increase. This risk will be greater for long-term securities than for short-term securities. Adjustable rate instruments also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on characteristics of the reset terms, including index chosen, frequency of reset and reset cap or floors, among other factors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules. Over any defined period of time, the Fund’s interest-bearing assets may be more sensitive to changes in market interest rates than the Fund’s interest-earning liabilities, or vice versa. Factors that may affect market interest rates include, without limitation:
•inflation;
•slow or stagnant economic growth or recession;
•unemployment;
•money supply and the monetary policies of the Board of Governors of the U.S. Federal Reserve System;
•international disorders; and
•instability in domestic and non-U.S. financial markets.
TPG expects to periodically experience imbalances in the interest rate sensitivities of the Fund’s assets and liabilities and the relationships of various interest rates to each other. In a changing interest rate environment, TPG may not be able to manage this risk effectively. There can be no guarantee that the Management Company will be successful in fully mitigating the impact of interest rate changes, and declines in market value may ultimately reduce earnings or result in losses to the Fund. Failure to manage interest rate risk effectively could adversely affect the Fund’s performance.
The Fund and portfolio companies may be materially and adversely affected by inflation, financial crises, and the governmental efforts to address them. Many world governments, as well as inter-governmental institutions, have in recent years undertaken and, in some cases, may still be undertaking various and in some case unprecedented forms of fiscal stimulus, including setting interest rates that are (and have been for extended periods) at historic lows. It cannot be predicted with certainty when, or how, these policies will change, but actions by the U.S. Federal Reserve and other central banks may have a significant effect on interest rates and on the United States and world economies generally, which in turn may affect the performance of the Fund’s investments. The United States and other developed economies have experienced significant levels of inflation that have not been seen in several decades, and the inflation trend is generally expected to continue at least in the near and medium-term, and possibly the long term. Inflation and rapid fluctuations in inflation rates have recently had, and may continue to have, negative effects on the economies and financial markets (including securities markets) of various countries, including those with emerging economies. In an attempt to stabilize inflation, certain countries have imposed wage and price controls at times and certain central banks have raised interest rates. Governmental efforts to curb inflation often have negative effects on the level of economic activity. It remains uncertain whether substantial inflation in the United States and other developed economies will be sustained over an extended period of time or have a significant effect on the United States or other economies. In addition, there is significant concern in macroeconomic terms about the general levels of indebtedness carried by certain governments. While bringing with it a range of issues, one of the consequences of an extended period of a higher than desired level of inflation is often to erode in real terms the value of government debt in a manner that reduces the economic cost in real terms of their payment obligations on such debt. This element of debt erosion may create an incentive for governments to be less robust in seeking to deal with inflation than might otherwise have been the case had the government concerned not suffered from a high level of indebtedness. If such inflation occurs, it would have the negative consequences for the Fund set out above.
Further financial crises may result in additional governmental intervention in the markets. In addition, the consequences of the extensive changes to the regulation of various markets and market participants contemplated by the legislation and increased regulation arising out of the financial crisis are difficult to predict or measure with certainty. Accordingly, there can be no assurance that a higher rate of inflation will not have a material adverse effect on the Fund’s investments.
Broad distress or failure in the financial markets may disrupt the Fund’s operations, delay transactions and result in significant losses. An investment in the Fund is subject to the risk that one or more banks, brokers, hedging counterparties, lenders, custodians or other companies in the financial services industry (each, a “Financial Institution”) used by the Fund or a portfolio company fail to timely perform or otherwise default on their obligations or experience insolvency, closure, illiquidity, seizure, receivership or other financial distress or difficulty, similar to that experienced by Silicon Valley Bank and Signature Bank in March 2023 and First Republic Bank in April 2023 (each, a “Distress Event”). Distress Events can be caused by factors including eroding market sentiment, significant withdrawals, fraud, malfeasance, poor performance, undercapitalization, market forces or accounting irregularities. Although assets held by regulated Financial Institutions in the United States frequently are insured up to stated balance amounts by organizations such as the Federal Deposit Insurance Corporation, in the case of banks, and the Securities Investor Protection Corporation, in the case of certain broker-dealers, amounts in excess of the relevant insurance are subject to risk of total loss, and any non-U.S. Financial Institutions that are not subject to similar regimes pose increased risk of loss. While in recent years governmental intervention has often resulted in additional protections for depositors and counterparties in connection with Distress Events such as providing access to uninsured deposits in a timely manner and chartering bridge banks for banks experiencing a Distress Event to continue performing under prior obligations (including credit agreements and letters of credit), there can be no assurance that any intervention will occur in a future Distress Event or that any intervention undertaken will be successful or avoid the risks of loss, substantial delays or negative impact on banking or brokerage conditions or markets. These recent developments may also have other implications for broader economic and monetary policy, including interest rate policy.
Any Distress Event (or concerns among market participants of such a Distress Event) may lead to market-wide liquidity problems that could adversely affect the General Partner’s ability to manage the Fund and its investments, and the ability of the General Partner, the Fund and any portfolio company to access cash and cash equivalents in amounts adequate to finance and maintain its operations, which in each case could result in operational burdens, significant losses and in unconsummated investment acquisitions and dispositions. Such losses could include: (i) a loss of funds; (ii) an obligation to pay fees and expenses in the event the Fund is not able to close a transaction (whether due to the inability to draw capital on a credit line provided by a Financial Institution experiencing a Distress Event or the inability of the Fund to access capital contributions or otherwise); (iii) the inability of the Fund to acquire or dispose of investments, or acquire or dispose of such investments at prices that the General Partner believes reflect the fair value of such investments; and (iv) the inability of portfolio companies to make payroll, fulfill obligations or maintain operations. If a Distress Event leads to a loss of access to a Financial Institution’s services, it is also possible that the Fund or a portfolio company will incur additional expenses or delays in putting in place alternative arrangements or that such alternative arrangements will be less favorable than those formerly in place (with respect to economic terms, service levels, access to capital, or otherwise). Although the General Partner expects to exercise contractual remedies under agreements with Financial Institutions in the event of a Distress Event, there can be no assurance that such remedies will be successful or avoid losses, delays or other negative impacts. The Fund and its portfolio companies are subject to similar risks if a Financial Institution utilized by investors in the Fund or by suppliers, vendors, service providers or other counterparties of the Fund or a portfolio company becomes subject to a Distress Event, which could have a material adverse effect on the Fund. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult to acquire financing on acceptable terms or at all. Any decline in available funding or access to cash and liquidity resources could adversely impact the Fund and its investments.
Many Financial Institutions require, as a condition to using their services (including lending services), that the General Partner and/or the Fund maintain all or a set amount or percentage of their respective accounts or assets with the Financial Institution, which heightens the risks associated with a Distress Event with respect to such Financial Institutions. Although the General Partner seeks to do business with Financial Institutions that it believes are creditworthy and capable of fulfilling their respective obligations to the Fund, the General Partner is under no obligation to use a minimum number of Financial Institutions with respect to the Fund or to maintain account balances at or below the relevant insured amounts.
The Fund’s investments in non-U.S. portfolio companies carry risks not typically associated with investing in U.S. securities and may adversely affect investment returns. The market and the economy of a particular country in which the Fund invests are influenced to varying degrees by economic and market conditions in other countries in the region. Investors’ reactions to developments in one country can have adverse effects on the securities of companies and the value of property and related assets in other countries in which the Fund invests. Economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. A significant adverse change in the economy of one country, or a loss of investor confidence in the financial systems of emerging and other markets generally, could cause increased volatility in the economies and financial markets of such country and countries throughout the region and, as a result, have an adverse effect on the investments of the Fund. No assurance can be given that the Fund’s investments will not be adversely affected by effects in countries outside of where investments are located. Prospective investors should note that the actual market conditions, outlook and opportunities (and returns on investments) in any single country may vary significantly from the descriptions contained herein regarding market conditions, outlook and opportunities (and returns on investments) generally.
The economic performance of the Fund’s portfolio companies could be adversely affected by any global economic downturn and by any worsening of the economic conditions in other global economies.
The Fund may acquire portfolio companies subject to commodity price risk and energy industry market dislocation. Prices for oil and natural gas and other commodities that the Fund may be exposed to are subject to large fluctuations in response to relatively minor changes in the supply of and demand for such commodities, market uncertainty and a variety of additional factors beyond the Fund’s control. These factors include, but are not limited to, weather conditions, the condition of the global economy, political stability in the Middle East and elsewhere, terrorist acts, the foreign and domestic supplies of oil and natural gas, the price and level of foreign oil imports, the price, availability and acceptance of alternate fuel sources, the availability of pipeline capacity, transportation interruption, domestic and foreign governmental regulations, price controls and taxes, domestic and foreign environmental laws and regulations, the level of consumer demand and the overall economic environment, including interest rates, levels of economic activity, the price of securities and the participation by other investors in the financial markets.
Volatility of credit markets may affect the Fund’s ability to finance and consummate investments. The volatility of the global credit markets could make it more difficult to obtain favorable financing or re-financing for the Fund’s investments. During periods of volatility, which often occur during economic downturns, generally credit spreads widen, volatility of the global debt markets becomes extreme, interest rates rise and investor demand for high-yield debt and senior bank debt declines. These trends result in reduced willingness by investment banks and other lenders to finance or refinance new private equity investments and could lead to a deterioration in available terms, which is likely to affect the Fund both in purchasing as well as selling. The Fund’s ability to generate attractive investment returns for its Limited Partners will be adversely affected to the extent the Fund is unable to obtain favorable financing. Moreover, to the extent that such marketplace events are not temporary, they could have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the economy, which could restrict the ability of the Fund to sell or liquidate its investments at favorable times or for favorable prices or otherwise may have an adverse impact on the business and operations of the Fund.

Geopolitical conflicts and sanctions can disrupt the Fund’s investments, creating significant uncertainty and potential losses. The Fund’s investment strategy permits the Fund to invest in portfolio companies that are domiciled or have significant operations globally and any ongoing or future armed conflicts could negatively impact the Fund’s portfolio companies (if any) and/or their personnel or operations in those conflict zones or the regional or global economy, which could adversely affect the performance of some or all of the Fund’s investments. For example, on February 24, 2022, the Russian military commenced a full-scale invasion of Russia’s forces into Ukraine. In response, the United States, the UK, the EU and other countries imposed economic sanctions designed to target the Russian financial system, as well as export controls and other restrictive trade controls on Russia, Belarus, certain regions of Ukraine and certain persons that are organized, located, resident, or otherwise affiliated with those countries or region(s). Further economic sanctions, export controls and other restrictive trade controls may be forthcoming, and the United States, the EU and other allied countries have taken steps to prevent certain Russian banks from accessing international payment systems. Russia’s ongoing invasion of Ukraine, the resulting displacement of persons both within Ukraine and to neighboring countries, the impact of the ongoing war on supply chains and businesses in the region and the increasing international sanctions could have a negative impact on the economy and business activity in Europe and globally (including in the countries in which the Fund could invest), and therefore could adversely affect the performance of the Fund’s investments. On October 7, 2023, Hamas conducted a series of attacks on Israeli civilian and military targets. In response, Israel declared war against Hamas and commenced military operations in the region. Starting in mid-November 2023, the Houthis, a Yemeni militia group backed by Iran, began attacking merchant vessels passing through the Red Sea and other critical waterways in the region in response to the war in Gaza, causing many companies to reroute commercial ships, with increased costs and delays. During 2024, there have been numerous attacks by Israel and Iran against each other, which significantly escalated in June 2025 with Israel and the U.S. carrying out strikes on Iranian military and nuclear targets. These and other conflicts may escalate further and could have a negative impact on the economy and business activity and supply chains in the affected regions and globally. Given the ongoing and evolving nature of these conflicts, and the possibility that such conflicts could lead to broader regional unrest or combat activity, potentially in an unpredictable and rapidly escalating manner, it is difficult to predict the ultimate impact of such conflicts on portfolio companies and/or their personnel or operations or on global economic and market conditions, and, as a result, situations like these present material uncertainty and risk with respect to the Fund and the performance of its investments or operations, and the ability of the Fund to achieve its investment objectives. Additionally, given that the regulatory framework of sanctions, export controls and other trade controls is often complex, varies depending on the government authority instituting and implementing the measures, and is at times counterintuitive, it is also possible that the Fund might have exposure to transactions that directly or indirectly involve, for example, sanctioned parties and may pose liability and compliance risks to the Fund.
Risks Related to the Fund’s Investments and Certain Investment Strategies
General
The Fund will have limited liquidity and is generally unable to realize an investment in a privately held entity until the initial public offering or sale of such entity. There will be limited or no public market for the Fund’s investments in privately held entities (including Underlying Funds), and the Fund’s ability to dispose of any asset or investment will in many cases be further limited by the agreements the Fund enters into in connection with its investments. The Fund’s ability to sell or distribute investments and to realize investment gains will depend, in large part, upon favorable market conditions, including receptiveness to initial public offerings for the Fund’s portfolio companies and an active mergers and acquisitions market. Initial public offering and merger and acquisition opportunities may be limited or non-existent for extended periods of time, whether due to economic, regulatory or other factors. In addition, private equity opportunities frequently entail larger-sized investments, which involve additional risks and are typically more difficult to finance and exit. Furthermore, this illiquidity could continue even if the underlying entities obtain listings on securities exchanges.
In addition, the Fund could face other restrictions on its ability to liquidate an investment in a portfolio company to the extent that it holds a significant portion of such portfolio company’s instruments or if it or an affiliate holds material non-public information regarding that portfolio company. The sale of restricted and illiquid assets often requires more time and results in higher brokerage charges or dealer discounts and other selling expenses as compared to the sale of securities eligible for trading on national securities exchanges or in the over-the-counter (“OTC”) markets. In view of these limitations on liquidity, which are illustrative and not exhaustive, the Fund will generally not be able to realize on an investment in a privately held entity until the initial public offering or sale of such entity. The Fund could therefore have significant difficulty disposing of its investments, particularly in a market downturn.

Holders of different asset classes may control remedies related to such assets, and other TPG funds may own more senior or subordinate assets, leading to potential conflicts of interest. The holders of classes of assets that differ from the class of assets owned by the Fund may control the exercise of remedies in connection with such assets. Such exercise of remedies by a holder of a different class of assets may be in conflict with the interests of the Fund. Other TPG funds may own classes of assets which are more senior or more subordinate than certain of the assets owned by the Fund which may result in certain conflicts of interest.
Structured securities carry risks linked to the underlying securities. The Fund’s portfolio may include investments in structured securities, which may take the form of complex convertible instruments that pay a fixed income stream and offer a liquidity preference prior to conversion.
Investing in structured securities entails various risks, including credit risks, liquidity risks, interest rate risks, market risks, operations risks, structural risks, basis risks and legal risks. Structured securities are subject to the significant credit risks inherent in the underlying collateral and to the risk that the underlying company may fail to perform. Such securities may include credit enhancements or other upside protections designed to raise the overall credit quality of the security above that of the underlying collateral, but these credit enhancements or upside protections may fail to protect from a loss of capital.
TPG expects that some structured securities the Fund may hold may be subordinate in right of payment and rank junior to other securities that are secured by or represent an ownership interest in the same portfolio company. In addition, many of the related transactions have structural features that divert payments of interest and/or principal to more senior classes when the delinquency or loss experience of the underlying company exceeds certain levels. Consequently, such securities have a higher risk of loss as a result of delinquencies or losses relating to the underlying assets. In certain circumstances, payments of interest may be reduced or eliminated for one or more payment dates. Additionally, as a result of cash flow being diverted to payments of principal of more senior classes, the average life of such securities may lengthen.
Structured securities are also subject to the risks of the securities underlying the structured opportunity, in particular those related to the quality of the underlying securities. Deficiencies in company management or company operations may negatively affect the value of the underlying securities, including by resulting in lower-than-expected returns or the inability of the company to effectively pursue a public exit strategy.
Investments in junior securities are generally not secured and thus subject to the greater risk of loss. The Fund will likely invest in companies that have already received one or more rounds of financing. The securities in which the Fund will invest in these instances may be among the most junior in a portfolio company’s capital structure and thus subject the Fund to a greater risk of losing all or part of its invested capital. There will often be no collateral to protect the Fund’s investment in such securities once made.
Investments involving non-controlling interests and joint ventures may result in limited ability to protect its investment in a portfolio company. The Fund may hold a minority of the outstanding voting interests of certain of its portfolio companies, or may hold investments in derivatives, debt instruments or other securities (for example, employee stock options) that do not entitle the Fund to voting rights, and, therefore, may have a limited ability to protect its investment in any such portfolio company.
If appropriate given TPG’s ownership stake, TPG may negotiate representation on the board of directors or similar body of a portfolio company or other minority shareholder and supervisory rights to protect the Fund’s investment. However, there can be no assurance that these measures will give the Fund the influence it would need to protect its investment. As a result, the Fund will be subject to the risk that a portfolio company it does not control, or in which it does not have a majority ownership position, may make decisions with which it disagrees, and the other equity holders and/or management of such a portfolio company may take risks or otherwise act in ways that are adverse to the Fund’s interests. If the Fund lacks the necessary liquidity in such portfolio company, the Fund may not be able to dispose of its investments in the event that it disagrees with the actions of such portfolio company, and may therefore suffer a decrease in the value of its investment.

In addition, in certain circumstances, the extent to which the Fund will be able to influence or control the management or operation of a portfolio company, or exercise influence or control within an investment in such portfolio company, in each case if at all, will depend on a number of factors including the extent to which the Fund is aligned and able to cooperate with other investors in such portfolio company or investments, including third-party investors that could otherwise be competitors of the Fund. Such third-party investors could hold interests in different parts of such portfolio company’s capital structure or other investments that could be related directly or indirectly to such interests, which could result in a conflict of interest between the Fund and such third-parties.
The Fund may potentially engage in multi-step acquisitions, which could impact the Fund’s financial condition and control of assets as a result of such acquisition. In the event the Fund chooses to effect a transaction by means of a multi-step acquisition (such as a first-step cash tender offer or stock purchase followed by a merger), there can be no assurance that the remainder of such transaction can be successfully completed. This could result in the Fund having only partial control over the investment or partial access to its cash flow to service debt incurred in connection with the acquisition.
Investments in convertible securities may result in a material adverse effect on the Fund’s ability to achieve its investment objective. The Fund may invest in convertible securities. Convertible securities include bonds, debentures, notes, preferred stock or other securities that may be converted into, or exchanged for, a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security entitles its holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock until the convertible security matures or is redeemed, converted or exchanged.
The value of a convertible security is a function of its “investment value” (determined by its yield in comparison with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and its “conversion value” (the security’s worth, at market value, if converted into the underlying common stock). The investment value of a convertible security is influenced by changes in interest rates, with investment value declining as interest rates increase and increasing as interest rates decline. The credit standing of the issuer and other factors may also have an effect on the convertible security’s investment value. The conversion value of a convertible security is determined by the market price of the underlying common stock. If the conversion value is low relative to the investment value, the price of the convertible security is governed principally by its investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible security will be increasingly influenced by its conversion value. A convertible security generally will sell at a premium over its conversion value by the extent to which investors place value on the right to acquire the underlying common stock while holding a fixed-income security. Generally, the amount of the premium decreases as the convertible security approaches maturity.
A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by the Fund is called for redemption, the Fund will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Issuers may have an incentive to call convertible securities for redemption when conditions are not advantageous to the Fund, including when the value of the underlying securities is relatively low.
The Fund’s investments in non-U.S. portfolio companies carry risks not typically associated with investing in U.S. securities and may adversely affect investment returns. The Fund will likely make investments outside of the United States, and structure investments through entities established outside of the United States, including in developing non-U.S. markets. See also Appendix A. “Certain U.S. Tax Considerations—Investment Structuring.” Investments in the securities of non-U.S. issuers may be restricted or controlled to varying degrees. These investments and non-U.S. structures require consideration of risks typically not associated with investing in or through U.S. entities or property, including, among other things:
•trade balances and imbalances and related economic policies;
•potential price volatility in, and relative illiquidity of, some non-U.S. securities and other markets;
•unfavorable currency exchange rate fluctuations;
•imposition of exchange control regulation by the U.S. or non-U.S. governments;

•U.S. and non-U.S. withholding taxes or other taxes (including taxation under U.S. tax rules);
•limitations on the removal of funds or other assets;
•potential non-U.S. tax filing requirements;
•differing and potentially less well developed or well tested legal and regulatory regimes, corporate and intellectual property laws, including those regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties, investor protections and intellectual property owner protections;
•policies of governments, including with respect to possible nationalization of their industries, and political difficulties, including expropriation of assets, confiscatory taxation and economic or political instability in non-U.S. nations;
•laws and regulations of non-U.S. countries may impose restrictions that would not exist in the United States and may require financing and structuring alternatives that differ significantly from those customarily used in the United States; and
•political and economic structures, particularly in countries with emerging economies or markets, may lack social, political and economic stability and may undergo rapid and significant evolution and development.
There is generally less publicly available information about non-U.S. companies than would be the case for comparable companies in the United States, and certain non-U.S. companies are not subject to accounting, auditing and financial reporting standards and requirements comparable to, or as uniform as, those of U.S. companies. Some countries require governmental approval prior to investments, limit or restrict the amount of investment by certain persons in a particular company or restrict investment by certain persons to a specific class of securities of a company that have less advantageous terms than the classes available for purchase by nationals. Certain countries require governmental approval for the repatriation of investment income, capital or the proceeds of sales of securities. Delays in, or a refusal to grant, any required governmental approval for repatriation of capital or earnings, as well as the application to the Fund or entities established by the Fund of restrictions on investments, could adversely affect the Fund. In addition, because the Fund’s investments in other countries will likely be denominated in the currencies of such countries, a change in the value of these currencies against the U.S. dollar will result in a corresponding change in the U.S. dollar value of the Fund’s assets denominated in those currencies.
The Fund may invest in developing or emerging markets that involve additional risks and considerations not typically associated with investing in more established markets. The Fund may make investments in developing or emerging market countries, which could be more volatile and the costs and risks associated with investments in them are generally higher than for investments in other countries. Investments in developing or emerging market countries are often subject to more substantial risks in political and macro-economic conditions, such as significant currency fluctuations, interest rate volatility, stock market volatility, changes in governmental controls over the economy and high rates of inflation and risks associated with limited liquidity, high concentration of investors, issuers and financial intermediaries in such markets, political affairs, judicial independence, corporate governance, political corruption, changes in rules and regulations and interpretation of them, any of which could contribute to a decline in business and consumer spending in addition to other adverse market conditions. Many developing or emerging market countries have experienced these problems in the past. TPG cannot assure that a recurrence of such problems will not have a material adverse effect on the Fund’s investments or will not make it more difficult for the Fund to identify appropriate investment opportunities.
Moreover, the economies of developing or emerging market countries generally are more heavily dependent upon international trade than developed market countries and, accordingly, have been, and could continue to be, adversely affected by trade barriers, exchange controls, managed adjustments in relative currency values and other protectionist measures imposed or negotiated by the countries with which they trade. Expropriation, confiscatory taxation, nationalization, political, economic or social instability or other developments could adversely affect the assets of the Fund held in particular developing or emerging market countries.

The Fund’s portfolio companies may be subject to privatization, and there is no assurance that the Fund will have the opportunity to participate in the investing consortium. The Fund could invest in state-owned entities that have been or will be transferred from government to private ownership. It is impossible to predict whether there will be any further privatizations or what the terms or effects of such privatizations might be. There can be no assurance that any privatizations will be undertaken or, if so undertaken, that they will be successfully completed. There can also be no assurance that if a privatization is undertaken on a private placement basis, the Fund will have the opportunity to participate in the investing consortium. Limited Partners should be aware that political changes or changes in governments or economic factors could result in a shift in countries’ policies on privatization. Should these policies change in the future, there is a possibility that governments determine to return projects and companies to state ownership. In such a situation, the level of compensation that would be provided to the owners of the private companies concerned cannot be accurately predicted but could be substantially less than the amount invested in such companies.
The Fund may be subject to the Hong Kong National Security Law. The Chinese government has continued to increase its control over the historically autonomous administrative region of Hong Kong. In June 2019, protests began in connection with an amendment to Hong Kong’s extradition law and continued with increased size and intensity through the end of 2019 and into 2020. These protests resulted in disruptions to businesses in major business and tourist areas of Hong Kong and pushed Hong Kong’s economy into a recession for the first time since the global financial crisis in 2008. On June 30, 2020, the National People’s Congress of China passed a national security law (the “National Security Law”), which criminalizes certain offenses including secession, subversion of the Chinese government, terrorism and collusion with foreign entities. The National Security Law also applies to non-permanent residents. Although the extra-territorial reach of the National Security Law remains unclear, there is a risk that the application of the National Security Law to conduct outside Hong Kong by nonpermanent residents of Hong Kong could limit the activities of or negatively affect TPG, the Fund or its portfolio companies.
The National Security Law has been condemned by the United States, the UK and several EU countries. On July 14, 2020, the Hong Kong Autonomy Act was signed into law, which introduces sanctions on foreign persons who have “materially contributed” to the Chinese government’s recent actions in Hong Kong as well as on certain foreign financial institutions. Simultaneously, an executive order was issued declaring a national emergency with respect to the threat posed by the Chinese government’s actions in Hong Kong, formally suspending or eliminating any differential treatment of Hong Kong under U.S. law, including export control law, and authorizing sanctions on persons determined to be engaged in a broad array of anti-democratic or repressive activity. The United States has also imposed sanctions on senior Chinese officials and certain employees of Chinese technology companies that it believes have contributed to the Chinese government’s activities in Hong Kong, adding a number of new Chinese companies to the Department of Commerce’s Entity List. In mid-July 2020, the UK also suspended its extradition treaty with Hong Kong and extended its arms embargo on China to Hong Kong. Escalation of tensions resulting from the National Security Law and the response of the international community, including conflict between China and other countries like the United States and UK, protests and other government measures, as well as other economic, social or political unrest in the future, could adversely impact the security and stability of the region and may have a material adverse effect on countries in which TPG, the Fund, its portfolio companies or any of their respective personnel or assets are located. The introduction of retaliatory measures by governments, including any possible response by the Chinese government, could result in a deterioration in bilateral relationships and raise questions about Hong Kong’s future as an international financial center. In addition, any downturn in Hong Kong’s economy could adversely affect the financial performance of the Fund or could have a significant impact on the industries in which the Fund participates, and may adversely affect the operations of TPG, the Fund and its portfolio companies, including the retention of investment professionals located in Hong Kong.
In addition to the National Security Law, there have been a series of other developments related to the political, regulatory and legal environment, including the disqualification of pro-democracy election candidates and overhaul of the Hong Kong electoral system, the expulsion of opposition members from the Hong Kong legislature without trial, the implementation of national security education in schools, and the passing of an immigration bill which potentially grants authorities unfettered authority to ban persons from entering and leaving Hong Kong. These developments could potentially threaten Hong Kong’s global standing as an international financial and business hub.

The performance of the Fund may be subject to the slowdown of China’s growth and the Chinese economy. China is the world’s largest economy (measured based on purchasing power parity), and the largest trading partner for many countries in the Asia Pacific region, including Australia and Korea. The Chinese government has in recent years implemented a number of measures to control the rate of economic growth, including by raising interest rates and adjusting deposit reserve ratios for commercial banks, and through other measures designed to tighten credit and liquidity. While the Chinese economy has shown signs of improvement, a slowing of China’s GDP growth rate could have a systemic impact on the global economy.
The Chinese economy differs from the economies of more developed countries in many respects, including the extent of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. In the past, certain measures, including interest rate increases and certain economic reforms, had the effect of slowing down economic growth in China.
The Fund may pursue an activist strategy, which may incur litigation and transaction fees, potentially reducing returns or losses to the Fund. The Fund may seek to pursue an activist role in effectuating corporate change with respect to an investment in an issuer. The costs in time, resources and capital involved in such activist investments depend on the circumstances, which are only in part within the Fund’s control. The expenses associated with an activist investment strategy, including potential litigation or other transactional costs, will be borne by the Fund. Such expenses may reduce returns or result in losses.
The success of an activist investment strategy may require, among other things: (i) that the Fund properly identify issuers whose equity prices can be improved through corporate and/or strategic action, (ii) that the Fund acquires sufficient shares of the securities of such issuers at a sufficiently attractive price, (iii) a positive response by the management of issuers to shareholder engagement, (iv) a positive response by other shareholders to shareholder activism and the Fund’s proposals and (v) a positive response by the markets to any actions taken by issuers in response to shareholder activism. None of the foregoing can be guaranteed. Securities that the Fund believes are fundamentally undervalued or incorrectly valued may not ultimately be valued in the capital markets at prices and/or within the time frame the Fund anticipates, even if a corporate governance strategy is successfully implemented.
Cash and other investments may cause losses to the Fund. The Fund expects to hold interests in investment vehicles that hold cash or cash items. While investments in cash items generally involve relatively low risk levels, they may produce lower than expected returns, and could result in losses. Investments in cash items may also provide less liquidity than anticipated by the Fund at the time of investment.
The Fund’s investments in money market funds may incur losses. Although money market funds generally seek to preserve the value of an investment at $1.00 per share, investing in money market funds may lose money. A money market fund’s sponsor is not required to reimburse the money market fund for losses. The Fund’s yield will change based on changes in interest rates and other market conditions. There is no guarantee that the Fund will not have a negative yield. The credit quality of a money market fund’s holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the money market fund’s share price. A money market fund’s share price can also be negatively affected during periods of high redemption pressures, illiquid markets and/or significant market volatility.
The Fund’s investment in short-term bond index funds may result in losses. Many factors affect a short-term bond index fund’s performance. Developments that disrupt global economies and financial markets, such as pandemics and epidemics, may magnify factors that affect the index fund’s performance. The index fund’s share price and yield change daily based on changes in market conditions and interest rates and in response to other economic, political, or financial developments. The index fund’s reaction to these developments will be affected by the types and maturities of securities in which the index fund invests, the financial condition, industry and economic sector, and geographic location of an issuer, and the index fund’s level of investment in the securities of that issuer. An index fund’s performance can also be affected by debt securities, including money market securities, that have varying levels of sensitivity to changes in interest rates, and many of which are subject to prepayment risk. Furthermore, the performance of the index fund and its index may vary somewhat due to factors such as fees and expenses of the index fund, transaction costs, imperfect correlation between the index fund’s securities and those in its index, timing differences associated with additions to and deletions from its index, and changes in the component securities. An index fund is managed with a passive investment strategy, attempting to track the performance of an unmanaged index of securities, regardless of the current or projected performance of the index fund’s index or of the actual securities included in the index. This differs from an actively managed fund. Unlike individual debt securities, which typically pay principal at maturity, the value of an investment in the index fund will fluctuate. As such, an investment in an index fund may lose money.
The Fund’s investment in exchange-traded funds may result in losses. Investments in exchange-traded funds (“ETFs”) entail certain risks. The Fund is subject to the risks associated with the ETF’s investments. The price and movement of an ETF designed to track an index may not track the index and may result in a loss. In addition, ETFs may trade at a price above (premium) or below (discount) their net asset value, especially during periods of significant market volatility or stress, causing investors to pay significantly more or less than the value of the ETF’s underlying portfolio. Significant losses may result when transacting in ETF shares in these and other circumstances. Due to the costs of buying or selling ETF shares, including brokerage commissions imposed by brokers and the variance in bid-ask spreads, frequent trading of ETF shares may significantly reduce investment results and an investment in ETF shares may not be advisable for investors who anticipate regularly making small investments. Certain ETFs traded on exchanges may be thinly traded and experience large spreads between the “ask” price quoted by a seller and the “bid” price offered by a buyer. In addition, Limited Partners bear both their proportionate share of the Fund’s expenses and similar expenses of the ETFs when the Fund invests in shares of ETFs.
Investments in early-stage and late-stage companies carry increased uncertainty and potential for loss due to their instability, limited resources and uncertain projects. The Fund may invest in companies that are in a conceptual or early stage of development. These companies are often characterized by short operating histories, new technologies and products, quickly evolving markets and management teams that may have limited experience working together, all of which enhance the difficulty of evaluating these investment opportunities. The management of these companies will need to implement and maintain successful marketing, finance and other operational strategies in order to become and remain successful. Other substantial operational risks to which these companies are subject include uncertain market acceptance of the company’s products or services, a high degree of regulatory risk for new or untried and/or untested business models, products and services, high levels of competition among similarly situated companies, lower capitalizations and fewer financial resources and the potential for rapid organizational or strategic change. The prices of the securities of companies that are in a conceptual or early stage of development are generally more volatile than prices of the securities of companies with large market capitalizations and the risk of bankruptcy or insolvency of such companies is generally higher than for larger companies. Due to thin trading in securities of many small and micro-cap companies, an investment in these companies may be relatively more illiquid than is the case for larger companies. Any investments in early-stage companies are considered highly speculative and may result in the loss of the Fund’s entire investment in such company.
The Fund may also invest in late-stage companies, which involve different types of risks. These companies typically have obtained capital in the form of debt and/or equity to expand rapidly, reorganize operations, acquire a business or develop new products and markets; these activities by definition involve a significant amount of change and could cause significant issues in sales, manufacturing and general management.
The Fund may employ hedging techniques, which is not required, to reduce risk of investments, which may not always be effective. Hedging transactions in which the Fund may engage include buying or selling options, futures, options on futures or entering into contracts, interest rate caps, floors and collars, forward contracts, swaps or other derivatives transactions particularly with respect to foreign currencies and interest rates. However, the Fund is not required to employ hedging techniques in connection with its investments, and may be unable to anticipate all risks against which it could employ such hedges. Hedging transactions can be expensive and have inherent risks, including the imperfect correlation between the value of such instruments and the underlying assets and the possible default of the other party to the transaction or illiquidity of the derivative instruments. Thus, the use of hedging transactions may result in losses greater than if they had not been used, may require the Fund to sell or purchase portfolio securities at inopportune times or for prices other than current market values, may limit the amount of appreciation the Fund can realize on an investment, or may cause the Fund to hold a security that it might otherwise sell.

The Fund may pursue various hedging strategies to reduce its exposure to adverse changes in interest rates. The Fund’s hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect the Fund because, among other things: (i) interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates, (ii) available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought, (iii) due to a credit loss, the duration of the hedge may not match the duration of the related liability, (iv) the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs the Fund’s ability to sell or assign its side of the hedging transaction and (v) the hedging counterparty owing money in the hedging transaction may default on its obligation to pay. There is no assurance that such strategies will be successful.
In addition, while such hedging transactions generally hedge economic risks, they are not always effective hedges for tax purposes. For example, the tax character of the gain or loss on the hedging transaction may differ from the character of the gain or loss on the investment or the timing of the gain or loss for tax purposes may differ between the hedging transaction and the investment.
Finally, changes to the regulations applicable to the financial instruments the Fund uses to accomplish its hedging strategy, including the U.S. Commodity Futures Trading Commission’s (the “CFTC”) current and new rules on position limits for derivatives, could limit the effectiveness of that strategy or require more onerous reporting.
With respect to any investments in synthetic instruments, the Fund will have a contractual relationship only with the synthetic instrument counterparty and no direct rights with respect to the underlying asset. The Fund may not have any voting, information or other rights of ownership with respect to the underlying asset. In addition, the Fund will be subject to the credit risk of the synthetic instrument counterparty, and, in the event of the insolvency of that counterparty, the Fund generally will be treated as a general creditor of that counterparty and will not have any claim of title with respect to the underlying asset.
Investments involving non-controlling interests and joint ventures may result in reduced control, potential conflicts of interest, disproportional expenses and disputes or misconduct. The Fund may co-invest from time to time with third parties through joint ventures or other entities. These investments involve risks in connection with such third-party involvement, including the possibility that a third-party co-investor or co-venturer has financial, legal or regulatory difficulties that negatively affect the investment, has economic or business interests or goals that are inconsistent with those of the Fund or is in a position to take (or block) action in a manner contrary to the Fund’s investment objectives. In addition, the Fund may in certain circumstances be liable for the actions of its third-party co-investors or co-venturers. In circumstances in which third parties involve a management group, such third parties may receive compensation relating to the investments, including incentive compensation arrangements or fees based on the value of assets managed that could cause their interests to diverge from those of the Fund.
The Fund is subject to the risk of an unsuccessful liquidity strategy. TPG may choose to pursue a liquidity strategy within or outside the United States. If the Fund fails to execute a liquidity strategy successfully, the Fund may be forced to liquidate its assets on terms less favorable than anticipated and the disposition proceeds from such investments and remaining investments may be adversely affected. Alternatively, the Fund may choose to hold such investments indefinitely.
The Fund’s ability to provide follow-on investments in a Portfolio Company is uncertain. Certain of the Fund’s portfolio companies, especially those in a development phase, require additional financing to satisfy their working capital requirements or acquisition strategies. Following the initial investment in a portfolio company, the Fund will likely, from time to time, be called upon to provide additional capital to, or have the opportunity to increase its investment in, a portfolio company. Although the Fund will sometimes make a follow-on investment, there is no assurance that the Fund will provide all necessary follow-on capital. The amount of additional financing a portfolio company requires will depend upon the maturity and objectives of the particular portfolio company. Each round of financing (whether from the Fund or other investors) is typically intended to provide a portfolio company with enough capital to reach the next major corporate milestone, and the amount of such additional funding will depend upon the maturity and objectives of the portfolio company. If the funds provided are not sufficient, a portfolio company may have to raise additional capital at a price unfavorable to the existing investors, including the Fund. The Fund also may make additional debt and/or equity investments or exercise warrants, options or convertible securities it acquired in the initial investment in the portfolio company in order to preserve the Fund’s proportionate ownership when a subsequent financing is planned, or to protect the

Fund’s investment when the portfolio company’s performance does not meet expectations. The availability of capital is generally a function of capital market conditions that are beyond the control of the Fund or any portfolio company. There can be no assurance that the Fund or the portfolio company will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available from any source.
The Fund’s establishment of its portfolio companies’ capital structure may be based on uncertain financial projections. TPG will generally establish the capital structure of the Fund’s portfolio companies on the basis of financial projections for these portfolio companies, which in turn are normally based primarily on management judgments. In all cases, projections are only estimates of future results that rely upon assumptions made at the time that the projections are developed. There can be no assurance that a portfolio company will achieve its projected results, and actual results can vary significantly from the projections. General economic conditions, which are not predictable, can have a material adverse impact on the reliability of projections.
Competition in the technology sector and rapid technological change may require Portfolio Companies to make costly upgrades and respond to pricing pressures, potentially impacting their profitability and the Fund’s performance. As new technologies, services and standards develop, the Fund’s portfolio companies may be placed at a competitive disadvantage, and competitive pressure may force portfolio companies to implement new technologies at a substantial cost. There can be no assurance that portfolio companies will be successful in building or acquiring any such new equipment and other assets or upgrading existing equipment in a timely and cost-effective manner. As a result, new technologies, services or standards could render some of the services, equipment and other assets provided or operated by portfolio companies obsolete, which could have an adverse effect on the Fund’s investments.
Investments in Publicly Traded Entities
Investments in publicly held companies involve potentially greater valuation volatility, disclosure obligations, timing limitations on acquisitions or dispositions and litigation costs. From time to time, the Fund may invest in publicly traded securities and could hold publicly traded securities following a partial exit from an investment in certain circumstances. When investing in publicly traded securities, the Fund may be unable to obtain financial covenants or other contractual rights, including management rights, that it might otherwise be able to obtain in making privately negotiated investments. Moreover, the Fund may not have the same access to information in connection with investments in publicly traded securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, the Fund would be limited in its ability to make investments, and to sell existing investments, in publicly traded securities if TPG has material, non-public information regarding the issuers of those securities or as a result of other internal policies. The inability to acquire or sell publicly traded securities in these circumstances could materially adversely affect the investment results of the Fund. In addition, the Fund may sell a portfolio company to a public company where the consideration received consists (at least in part) of stock of the public company, which may be subject to lock-up periods. Investments in securities of publicly traded companies may be sensitive to movements in the stock market and trends in the overall economy. In addition, the Fund may hold a significant portion of the publicly traded securities of a public company and there is no guarantee that the Fund will be able to dispose of such securities at the price and at the time it wishes to do so. Moreover, the ability of portfolio companies to refinance debt securities may depend on their ability to sell new securities in the public high-yield debt market or otherwise.
The Fund may accumulate minority positions of potential portfolio companies but may be unable to accumulate a sufficiently large position in a target company to execute the investment strategy formulated in respect of that company. The Fund may accumulate minority positions in the outstanding voting stock or securities convertible into the voting stock, of potential portfolio companies or may otherwise accumulate positions in debt securities of potential portfolio companies, with the intention of accumulating a sufficient position to enable the Fund to influence the activities of the portfolio companies. While the Fund would typically seek to achieve such accumulation through open market purchases, registered tender offers, negotiated transactions or private placements, it may be unable to accumulate a sufficiently large position in a target portfolio company to execute the investment strategy formulated in respect of that company. In such circumstances, the Fund may dispose of its position in the target portfolio company within a short time of acquiring it. There can be no assurance that the price at which the Fund can sell such securities will not have declined since the time of acquisition; which may be exacerbated by the fact that securities of the target portfolio companies may be thinly traded and that the Fund’s position may nevertheless have been substantial and its disposal may depress the market price for such securities.

Debt Investments
The Fund’s use of loans may reduce returns and increase financial risks. Loans are different from traditional debt securities in that debt securities are part of a large issue of securities to the public and loans and similar debt instruments may not be securities, but could represent a specific commercial loan to a borrower. Loan participations typically represent direct participation, together with other parties, in a loan to a corporate borrower, and generally are offered by banks or other financial institutions or lending syndicates. If the Fund purchases indebtedness and loan participations, it assumes the credit risk associated with the corporate borrower and could assume the credit risk associated with an interposed bank or other financial intermediary. Members of a syndicate in which the Fund participates can have different and sometimes superior rights to the Fund’s. If the Fund invests as a sub-participant in syndicated debt, it could be subject to certain risks as a result of having no direct contractual relationship with the underlying borrower. As a result, the Fund may be dependent on the lender to enforce its rights and obligations under the loan arrangements in the event of a default by the underlying borrower and will generally not have any direct rights against the underlying borrower, any direct rights in the collateral, if any, securing such borrowing, or any right to deal directly with such borrower. The lender will, in general, retain the right to determine whether remedies provided for in the underlying loan arrangement will be exercised, or waived. In the event that the Fund enters into such an arrangement, there can be no assurance that the Fund’s ability to realize upon a participation will not be interrupted or impaired in the event of the bankruptcy or insolvency of any of the borrower or the lender or that in such circumstances, the Fund will benefit from any set-off between the lender and the borrower. Successful claims by third parties arising from these and other risks could be borne by the Fund.
Further, the Fund may invest in bank loans and participations, These obligations are subject to unique risks, including: (i) the possible invalidation of a loan as a “fraudulent conveyance” under relevant creditors’ rights laws; (ii) so-called “lender liability” claims by the issuer of the obligations (as described herein); (iii) environmental liabilities that may arise with respect to collateral securing the obligations; (iv) adverse consequences resulting from participating in such instruments with other institutions with lower credit quality; and (v) limitations on the Fund’s ability to enforce its rights directly with respect to participations. Successful claims by third parties can adversely impact the Fund and the Fund’s business and results of operations.
There could be less readily available and reliable information about most bank loans than is the case for many other types of securities, including securities issued in transactions registered under the 1933 Act, or registered under the Exchange Act. As a result, a fund would have to rely primarily on its own evaluation of a borrower’s credit quality rather than on any available independent sources. Therefore, the fund would be particularly dependent on TPG’s analytical abilities in assessing each potential investment.
In general, the secondary trading market for bank loans is not fully developed. No active trading market may exist for certain senior secured loans, which could make it difficult to value them. Illiquidity and adverse market conditions could mean that TPG may not be able to sell senior secured loans quickly or at a fair price. To the extent that a secondary market does exist for certain senior secured loans, the market for them could be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods.
In the past, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed, “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to a borrower or has assumed a degree of control over the borrower resulting in a creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of certain of TPG’s business, TPG could be subject to allegations of lender liability.
In addition, under common law principles that in some cases form the basis for lender liability claims, if a lending institution (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a shareholder to dominate or control a borrower to the detriment of the other creditors of such borrower, a court may elect to subordinate the claim of the offending lending institution to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” If the Fund acquires and holds interests in different parts of the capital structure in the same portfolio company (e.g., a combination of debt, preferred shares and/or ordinary shares), it could be subject to claims from creditors of an obligor that the Fund’s interests in debt issued by such obligor should be equitably subordinated.

If the Fund purchases debt instruments of one of its portfolio companies or its affiliates in the secondary market at a discount, (i) a court might require the Fund to disgorge any profit it realizes if the opportunity to purchase such instruments at a discount should have been made available to the obligor thereof or (ii) the Fund might be prevented from enforcing its rights against an obligor if it becomes bankrupt.
Loan origination involves several risks that may result in adverse consequences to the Fund and its investors. Although it is not currently expected to constitute a significant portion of the Fund’s activities or portfolio, the Fund or subsidiaries thereof (including Holding Vehicles (as defined below) or other subsidiaries treated as corporations for U.S. federal income tax purposes) may from time to time originate loans consistent with the Fund’s investment objectives, and may therefore be subject to state and federal regulation, borrower disclosure requirements, limits on fees and interest rates on some loans, state lender licensing requirements and other regulatory requirements in the conduct of its business as they pertain to such transactions. In some cases, the Fund or an alternative investment vehicle (“AIV”) may also hold direct or indirect equity interests in one or more subsidiaries which originate loans (each a “Holding Vehicle”). In making certain loans, the Fund will compete with a broad spectrum of lenders, some of which may have greater financial resources than the Fund, and some of which may be willing to lend money on better terms (from a borrower’s standpoint) than the Fund. Increased competition for, or a diminution in the available supply of, qualifying borrowers may result in lower yields on such loans, which could reduce returns to the Fund.
In addition, loan origination involves a number of particular risks, including:
•when originating loans, the General Partner will generally have to rely more on its own resources to conduct due diligence of the borrower, which will likely be more limited than the diligence conducted for a broadly syndicated transaction involving an underwriter;
•if the Fund engages in loan origination with the intent of selling a portion of, or assigning participations in, such investment to other TPG funds or third parties, there is no guarantee that such sale or assignment will be successful and the Fund may be forced to hold a greater portion of such investment than intended, which would expose the Fund to the risk of greater losses if such loans decline in value. The Fund’s ability to engage in certain loan originations above a certain size and to structure such loans in a certain way may also depend on its ability to partner with other investors;
•loan origination may involve additional regulatory risks given the requirement to hold a license for certain types of lending in some jurisdictions. It is expected that the Fund and its subsidiaries generally will conduct their activities in such a manner so as not to require any such entities associated with the Fund to obtain banking or lending licenses. In the event that the Fund or any of its subsidiaries fails to comply with any such regulations, it could result in the imposition of fines, prohibitions on activities or other sanctions that could materially impair the Fund’s ability to carry out loan origination or lead to financial losses of the Fund;
•the borrowers for such loans may, in some circumstances, be subject to higher credit risks and be unable to obtain debt financing in the syndicated markets;
•the Fund may originate loans that allow for voluntary prepayments, and the timing of any such prepayments cannot be predicted with any accuracy. Early payments of loans originated by the Fund could cause the Fund not to achieve its expected returns on such investments, and such prepayments may be made during a period of declining interest rates or otherwise unfavorable market conditions for the Fund;
•if the Fund originates loans that are secured by collateral, the value of such collateral can be extremely difficult to predict, and adverse changes in the value of the collateral could materially and adversely affect the value of the Fund’s investments in such loans, or the amounts it would recover in the event of a borrower’s default;
•the terms of the loans that the Fund originates or in which they otherwise invest may restrict the Fund from bringing an enforcement action against the relevant borrower or issuer until a prescribed period has elapsed after a default by that borrower or issuer. The financial strength of the borrower or issuer may, however, continue to deteriorate during this standstill period, thereby potentially affecting the Fund’s ability to recover all or any of its investment; and

•the level of analytical sophistication, both financial and legal, necessary for successful financing to portfolio companies, particularly portfolio companies experiencing significant business and financial difficulties, is unusually high. There is no assurance that TPG will correctly evaluate the value of the assets collateralizing these loans or the prospects for successful repayment or a successful reorganization or similar action.
Further, the Fund may determine for tax, regulatory or other reasons to limit the number of certain types of investments, such as originated loans, to minimize the risk of adverse tax or other consequences to Partners. Such limitations may result in the Fund not participating in otherwise attractive investment opportunities.
The Fund may be subject to “Covenant-lite” obligations, which may delay the Fund’s ability to seek to recover its investment. The Fund may invest in, or obtain exposure to, obligations that may be “covenant-lite,” which means such obligations lack certain financial maintenance covenants. While these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is required under a covenant-heavy loan agreement. Should a loan held by the Fund begin to deteriorate in quality, the Fund’s ability to negotiate with the borrower may be delayed under a covenant-lite loan compared to a loan with full maintenance covenants. This may in turn delay the Fund’s ability to seek to recover its investment.
The Fund’s investments in agency and treasury securities are subject to various risks including defaults, foreclosure delays, fraud, home price depreciation, and unfavorable loan modifications. The Fund may acquire debt securities issued or guaranteed by certain U.S. government agencies, instrumentalities and sponsored enterprises. Some U.S. government securities, such as Treasury bills, notes and bonds, are supported by the full faith and credit of the United States; others are supported by the right of the issuer to borrow from the U.S. Treasury; others are supported by the discretionary authority of the U.S. government to purchase the agency’s obligations; and still others are supported only by the credit of the instrumentality. Although U.S. government-sponsored enterprises, such as Fannie Mae and Freddie Mac, may be chartered or sponsored by Congress, they are not funded by Congressional appropriations, and their securities are not issued by the U.S. Treasury or supported by the full faith and credit of the U.S. government and involve increased credit risks. While some U.S. Government securities are guaranteed as to principal and interest, their market value is not guaranteed. U.S. Government securities are subject to the same interest rate and credit risks as are other debt securities. The U.S. Government’s ability to borrow money or otherwise finance its obligations, including as a result of legislatively imposed limits on the amount of money it may borrow, could cause the values of U.S. Government securities, including those of the U.S. Government’s agencies and instrumentalities and other government-sponsored enterprises, to decline. In addition, certain governmental entities have been subject to regulatory scrutiny regarding their accounting policies and practices and other concerns that may result in legislation, changes in regulatory oversight and/or other consequences that could materially adversely affect the credit quality, availability or character of securities issued by these entities.
Repurchase agreements may subject the Fund to potential losses in principal and interest. A repurchase agreement is a contractual agreement whereby the seller of a security agrees to repurchase the same security at a specified price on a future date agreed upon by the purchaser (i.e., the Fund) and the seller. The agreed-upon repurchase price determines the yield during the Fund’s holding period. A repurchase agreement is considered to be a loan collateralized by the underlying security that is the subject of the repurchase contract. The risk to the Fund is limited to the ability of the issuer to pay the agreed-upon repurchase price on the delivery date; however, although the value of the underlying collateral at the time the transaction is entered into always equals or exceeds the agreed-upon repurchase price, if the value of the collateral declines there is a risk of loss of both principal and interest. In the event of default, the collateral may be sold but the Fund might incur a loss if the value of the collateral declines, and might incur disposition costs or experience delays in connection with liquidating the collateral. In addition, if bankruptcy proceedings are commenced with respect to the seller of the security, realization upon the collateral by the Fund may be delayed or limited.

The Fund’s use of reverse repurchase agreements carries leverage risks, as proceeds may be reinvested, and the Fund could face losses if the market value of acquired securities falls below the price it must pay to repurchase. Reverse repurchase agreements involve the sale of securities held by the Fund with an agreement by the Fund to repurchase the securities at an agreed-upon price, date and interest payment. The use by the Fund of reverse repurchase agreements involves many of the same risks of leverage since the proceeds derived from such reverse repurchase agreements may be invested in additional securities. Reverse repurchase agreements involve the risk that the market value of the securities acquired in connection with the reverse repurchase agreement may decline below the price of the securities the Fund has sold but is obligated to repurchase. Also, reverse repurchase agreements involve the risk that the market value of the securities retained in lieu of sale by the Fund in connection with the reverse repurchase agreement may decline in price.
If the buyer of securities under a reverse repurchase agreement files for bankruptcy or becomes insolvent, such buyer or its trustee or receiver may receive an extension of time to determine whether to enforce the Fund’s obligation to repurchase the securities, and the Fund’s use of the proceeds of the reverse repurchase agreement may effectively be restricted pending such decision. Also, the Fund would bear the risk of loss to the extent that the proceeds of the reverse repurchase agreement are less than the value of the securities subject to such agreement.
Returns on commercial paper are correlated with interest rates, and may cause the Fund to incur losses. Commercial paper is issued by utility, financial, and industrial companies, supranational organizations and foreign governments and their agencies and instrumentalities. Commercial paper represents short-term, unsecured promissory notes issued in bearer form by banks or bank holding companies, corporations and finance companies used to finance short-term credit needs and may consist of U.S. dollar-denominated obligations of domestic issuers and foreign currency-denominated obligations of domestic or foreign issuers. Commercial paper may be sold at par or on a discount basis and typically has a maturity from 1 to 270 days. Commercial paper may be backed only by the credit of the issuer or may be backed by some form of credit enhancement, typically in the form of a guarantee by a commercial bank. Commercial paper backed by guarantees of foreign banks may involve additional risk due to the difficulty of obtaining and enforcing judgments against such banks and the generally less restrictive regulations to which such banks are subject. As interest rates rise, commercial paper prices typically will decline and vice versa. The short-term nature of a commercial paper investment, however, makes it less susceptible to such volatility than many other securities. Variable amount master demand notes are a type of commercial paper. They are demand obligations that permit the investment of fluctuating amounts at varying market rates of interest pursuant to arrangements between the issuer and a commercial bank acting as agent for the payee of such notes whereby both parties have the right to vary the amount of the outstanding indebtedness on the notes.
The Fund’s investment in debt securities and private debt instruments may reduce returns and increase financial risks. The Fund may invest in debt securities and private debt instruments, including those debt securities and private debt instruments of unrated or non-investment grade companies. Investments in debt are subject to the ability of the issuer or the borrower to meet principal and interest payments on the obligation and may be subject to price volatility due to such factors as interest rate sensitivity, market perception of the creditworthiness of the issuer or the borrower and the general market conditions. Such risks are greater for investments in non-investment grade, non-rated or lower credit quality debt than for investments in higher rated debt. There are generally no restrictions on the credit quality of the investments of the Fund. In addition, private debt instruments have significant liquidity risks and market value risks since they are not generally traded in organized exchange markets but are traded by banks and other institutional investors.
The Fund’s investments in debt securities and private debt instruments may also include making investments in distressed situations from time to time (e.g., investments in defaulted, out-of-favor or distressed bank loans and debt securities) or may involve investments that become “non-performing” following the Fund’s acquisition thereof. Certain of the Fund’s investments may therefore include specific securities of companies or other entities that typically are highly leveraged, with significant burdens on cash flow, and therefore involve a high degree of financial risk. Investments may include (i) capital infusions to companies facing liquidity issues or significant debt maturities, (ii) capital to finance operations or growth for companies facing a cyclical downturn, non-recurring losses or contractual issues, (iii) capital infusions or debtor-in-possession financings to companies in bankruptcy, (iv) financing for acquisitions of businesses, frequently from distressed sellers or assets that are non-core to the seller or (v) businesses facing capital structure, cyclical or operational distress. The Fund may also make “rescue” financings ranging from secured debt to equity infusions including, without limitation, investments in companies that are in need of liquidity or facing debt maturities, or provide growth capital to companies who cannot access the capital markets due to cyclical factors or financial market dislocation. In addition, the Fund may also selectively pursue the acquisition of fulcrum securities / loan-to-own debt purchases as a means to gain control of assets upon a restructuring. The securities of portfolio companies described in this paragraph may be considered speculative, and the ability of such companies to pay their debts on schedule could be adversely affected by interest rate movements, changes in the general economic climate or the economic factors affecting a particular industry, or specific developments within such companies. Investments in companies operating in workout or bankruptcy modes also present additional legal risks, including fraudulent conveyance, voidable preference and equitable subordination risks. The level of analytical sophistication, both financial and legal, necessary for successful investment in companies experiencing significant business and financial difficulties is unusually high. There is no assurance that the General Partner and/or the Management Company will correctly evaluate the value of the assets collateralizing the Fund’s loans or the prospects for a successful reorganization or similar action. There may be limitations on the ability of the Fund to directly enforce its rights with respect to these types of investments, and the Fund may, in addition to assuming the credit risk of the borrower, assume the credit risk associated with the lender or an interposed financial intermediary. Investments in debt may also expose the Fund to unfavorable outcomes in the event of a bankruptcy proceeding. Successful claims by third parties arising from these and other risks will be borne by the Fund.
As noted above, in certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more debt investments by the Fund), the success of the Fund’s investment strategy with respect thereto will depend, in part, on the ability of the Fund to effectuate loan modifications and/or restructure and improve the operations of portfolio companies. The activity of identifying and implementing any such restructuring programs and operating improvements at portfolio companies entails a high degree of uncertainty. There can be no assurance that the Fund will be able to successfully identify and implement such restructuring programs and improvements.
Price declines and illiquidity in the corporate debt markets could adversely affect the fair value of the Fund’s investments in portfolio companies, reducing the Fund’s NAV. Corporate debt securities include bills, notes, debentures, money market instruments and similar instruments and securities, and are generally used by corporations and other issuers to borrow money from investors for such purposes as working capital or capital expenditures. The issuer pays the investor a variable or fixed rate of interest and normally must repay the amount borrowed on or before maturity. Certain bonds are “perpetual” in that they have no maturity date. The return of corporate debt securities reflects interest earnings, changes in the market value of the security and the expected principal recovery amount. The market value of a corporate debt obligation may be expected to rise and fall inversely with interest rates generally. Debt securities with longer maturities tend to be more sensitive to interest rate movements than those with shorter maturities. In addition to interest rate risk, corporate debt securities also involve the risk that the issuers of the securities may not be able to meet their obligations on interest or principal payments at the time called for by an instrument. The rate of return or return of principal on some debt securities may be linked or indexed to the level of exchange rates between the U.S. dollar and a foreign currency or currencies. Corporate debt securities are subject to the risk of the issuer’s inability to meet principal and interest payments on the obligation and may also be subject to price volatility due to such factors as interest rate sensitivity, market perception of the creditworthiness of the issuer and general market liquidity.
The Fund’s investments in senior and secured debt may involve a higher degree of risk of a loss of capital. The Fund’s investments may include first lien senior secured debt and may also include selected second lien senior secured debt, which involves a higher degree of risk of a loss of capital. The factors affecting an issuer’s first and second lien leveraged loans, and its overall capital structure, are complex. Some first lien loans may not necessarily have priority over all other unsecured debt of an issuer. For example, some first lien loans may permit other secured obligations (such as overdrafts, swaps or other derivatives made available by members of the syndicate to the company) or involve first liens only on specified assets of an issuer (e.g., excluding real estate). The imposition of prior liens on the Fund’s collateral would adversely affect the priority of the liens and claims held by the Fund and could adversely affect the Fund’s recovery on its leveraged loans. Any secured debt is secured only to the extent of its lien and only to the extent of underlying assets or incremental proceeds on already secured assets. Moreover, underlying assets are subject to credit, liquidity and interest rate risk. Although the amount and characteristics of the underlying assets selected as collateral may allow the Fund to withstand certain assumed deficiencies in payments occasioned by the borrower’s default, if any deficiencies exceed such assumed levels or if underlying assets are sold it is possible that the proceeds of such sale or disposition will not be equal to the amount of principal and interest owed to the Fund with respect to its investment.

Senior secured credit facilities are generally syndicated to a number of different financial market participants. The documentation governing the facilities typically requires either a majority consent or, in certain cases, unanimous approval for certain actions in respect of the credit, such as waivers, amendments, or the exercise of remedies. In addition, voting to accept or reject the terms of a restructuring of a credit pursuant to a Chapter 11 plan of reorganization is done on a class basis. As a result of these voting regimes, the Fund may not have the ability to control any decision in respect of any amendment, waiver, exercise of remedies, restructuring or reorganization of debts owed to the Fund.
Senior secured loans are also subject to other risks, including (i) the possible invalidation of a debt or lien as a “fraudulent conveyance,” (ii) the recovery as a “preference” of liens perfected or payments made on account of a debt in the 90 days before a bankruptcy filing, (iii) equitable subordination claims by other creditors, (iv) so-called “lender liability” claims by the issuer of the obligations, and (v) environmental liabilities that may arise with respect to collateral securing the obligations. Recent decisions in bankruptcy cases have held that a secondary loan market participant can be denied a recovery from the debtor in a bankruptcy if a prior holder of the loans either received and does not return a preference or fraudulent conveyance or engaged in conduct that would qualify for equitable subordination.
The Fund’s investments may be subject to early repurchase features, refinancing options, pre-payment options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by the Fund earlier than expected. As a consequence, the Fund’s ability to achieve its investment objective may be affected.
The Fund may be subject to the risk of subordinated debt. The Fund may from time to time invest in debt instruments (including commercial mortgage-backed securities (“CMBS”)) that are subordinated or otherwise junior in an issuer’s capital structure. Investments in subordinate debt securities may be unsecured and subordinated to substantial amounts of senior indebtedness, all or a significant portion of which may be secured and/or subject the Fund to a “first loss” subordinate holder position relative to other lenders. The ability of the Fund to influence a company’s affairs, especially during periods of financial distress or following insolvency, is likely to be substantially less than that of senior creditors. For example, under terms of subordinated inter-creditor agreements, senior creditors will typically be able to block the acceleration of the mezzanine debt or other exercises by the Fund of its rights as a creditor. Accordingly, the Fund may not be able to take the steps necessary to protect its investments in a timely manner or at all. Further, the ability of a borrower to make payments on the loan underlying these securities is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which the Fund invests, it will not be able to recover all of its investment in the securities purchased. Investments in subordinate securities have a higher risk of loss and credit default than investments in more senior securities and subordinated tranches absorb losses from default before other more senior tranches are put at risk. Mezzanine debt securities (as well as other more senior securities) are also subject to other creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws, (ii) so-called lender liability claims by the issuer of the obligations, and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. The securities the Fund invests in may be subject to early repurchase features, refinancing options, pre-payment options, or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by the Fund earlier than expected, resulting in a lower return to the Fund than projected. In addition, depending on fluctuations of the equity markets and other factors, warrants and other equity securities may become worthless.
The Fund may incur losses on ABS due to the market for ABS experiencing high volatility and lack of liquidity, lack of security interest in underlying collateral, and potential debtor protections under consumer credit laws. Asset-backed securities, or “ABS”, may be more sensitive to changes in prevailing interest rates than other securities. In addition, prepayment on the underlying assets may have the effect of shortening the weighted average maturity of the portfolio assets of such entities and may lower their return. ABS are also subject to risks associated with their structure and the nature of the underlying assets and the servicing of those assets. There is risk that the underlying debt securities will default and that recovery on repossessed collateral might be unavailable or inadequate to support payments on the underlying investments. Payment of interest and repayment of principal on ABS, as well as the return associated with an equity investment in an ABS, is largely dependent upon the cash flows generated by the underlying loans or other assets backing the securities. The risks and returns for holders in ABS depend on the tranche in which the holder has an interest. The debt tranche(s) are entitled to receive payment before the equity if the cash flow generated by the underlying assets is insufficient to allow the vehicle to make payments on all of the tranches. The debt tranche(s), therefore, may receive higher credit ratings (if rated) and the equity tranche may be considered more speculative. Many ABS may be difficult to value and may be deemed illiquid. If the Fund holds ABS, ABS may have the effect of magnifying the Fund’s exposure to changes in the value of the underlying assets and may also result in increased volatility in the Fund’s NAV. This means the Fund investing in ABS may have the potential for greater gains, as well as the potential for greater losses, than if the Fund owned the underlying asset directly. The value of an investment in the Units may be more volatile and other risks tend to be compounded if and to the extent that the Fund is exposed to ABS.
If the market for ABS experiences high volatility and a lack of liquidity, the value of many ABSs may decline. The value of ABSs also may be affected by other factors, such as the availability of information concerning the pool and its structure, the creditworthiness of the servicing agent for the pool and its ability to service the underlying collateral, the originator of the underlying assets, or the entities providing the credit enhancement. In addition, the value of ABSs is subject to risks associated with the servicers’ performance. In some circumstances, a servicer’s or originator’s mishandling of documentation related to the underlying collateral, such as failure to properly document a security interest in the underlying collateral, may affect the rights of the security holders in and to the underlying collateral. A single financial institution may serve as a trustee for multiple ABSs. As a result, a disruption in that institution’s business may have a material impact on multiple ABSs. In addition, the insolvency of entities that generate receivables or that utilize the underlying assets may result in a decline in the value of the underlying assets as well as costs and delays. Any mishandling of related documentation by a servicer may also affect the rights of the security holders in and to the underlying collateral.
Additionally, certain types of ABSs may not have the benefit of a security interest in the related assets. In addition, many securities backed by pools of corporate or sovereign bonds, bank loans made to corporations, or a combination of those bonds and loans may be unsecured. In other instances, the holders of the receivables underlying an ABS may not have a proper security interest. In addition, certain types of ABSs may experience losses on the underlying assets as a result of certain rights provided to consumer debtors under federal and state law.
The Fund’s investments in CLOs are subject to significant risks, including reliance on distributions from underlying assets for payment, lack of direct rights against issuers, and exposure to various market, credit, and liquidity risks. Collateralized Loan Obligations (“CLOs”) are a type of asset-backed securities. A CLO is a trust typically collateralized by a pool of loans, which may include, among others, domestic and foreign senior secured loans, senior unsecured loans and subordinate commercial real estate loans, including loans that may be rated below investment grade or equivalent unrated loans. CLOs may charge management fees and administrative expenses. If the Fund holds a CLO, the risks of holding such CLO depend largely on the type of the collateral securities and the class of the instrument the Fund holds. In addition to the general risks associated with debt securities discussed herein, CLOs may carry additional risks including, but are not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the possibility that holdings of CLOs are subordinate to other classes or tranches thereof; (iv) the potential of spread compression in the underlying loans of the CLOs, which could reduce credit enhancement in the CLOs; and (v) the complex structure of the security may not be fully understood at the time of acquisition and may produce disputes with the issuer or unexpected results.
The Fund may be subject to the risk of CMBS. The Fund may from time to time invest in pools or tranches of CMBS. The collateral underlying CMBS generally consists of commercial mortgages or real property that have a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes. The commercial mortgages underlying CMBS generally have shorter maturities than residential mortgages, allow a substantial portion of the loan balance to be paid at maturity and are usually non-recourse against the commercial borrower. Investments in CMBS are subject to various risks and uncertainties, including credit, market, interest rate, structural and legal risks. These risks may be magnified by volatility in the credit and commercial real estate markets. The investment characteristics of CMBS differ from traditional debt securities in a number of respects and are similar to the characteristics of structured credit products in which investors participate through a structured vehicle or other similar conduit arrangement (e.g., CLO).

The Fund’s investments in RMBS are subject to various risks including defaults, foreclosure delays, fraud, home price depreciation, and unfavorable loan modifications. Residential mortgage-backed securities (“RMBS”) are, generally, securities that represent interests in pools of residential mortgage loans. If the Fund holds RMBS, the Fund may be subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal accompanying the underlying residential mortgage loans. To the extent that assets underlying such holdings of RMBS are concentrated geographically, by property type or in certain other respects, the Fund may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential mortgage loans that underlie the Fund’s potential holdings of RMBS and the exhaustion of any underlying or any additional credit support, the Fund may not realize its anticipated return on its holdings and the Fund may incur a loss on these holdings.
Non-agency RMBS are backed by residential property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Fannie Mae and Freddie Mac and, in the case of Ginnie Mae, the U.S. government. In addition, government mortgage pass-through securities represent participation interests in pools of residential mortgage loans purchased from individual lenders by a federal agency or originated by private lenders and guaranteed by a federal agency, including those issued or guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae certificates are direct obligations of the U.S. government and, as such, are backed by the “full faith and credit” of the United States. Fannie Mae is a federally chartered, privately owned corporation and Freddie Mac is a corporate instrumentality of the United States. Fannie Mae and Freddie Mac certificates are not backed by the full faith and credit of the United States but the issuing agency or instrumentality has the right to borrow, to meet its obligations, from an existing line of credit with the Treasury. The Treasury has no legal obligation to provide such line of credit and may choose not to do so.
There is no assurance that purchasing interests in undervalued investments will generate attractive risk-adjusted returns to the Fund. The Fund’s investment strategy with respect to certain types of investments may be based, in part, upon the premise that certain investments (either held directly or through a CLO) that are otherwise performing may from time to time be available for purchase by the Fund at “undervalued” prices. Purchasing interests at what may appear to be “undervalued” or “discounted” levels is no guarantee that these investments will generate attractive risk-adjusted returns to the Fund or will not be subject to further reductions in value. No assurance can be given that investments can be acquired at favorable prices or that the market for such interests will continue to improve since this depends, in part, upon events and factors outside the control of the General Partner.
The Fund may be subject to the risks of broadly syndicated bank loans. Broadly syndicated bank loans risks, or “BSLs”, are typically originated and structured by banks on behalf of large corporate borrowers. The proceeds of BSLs are often used for leveraged buyout transactions, mergers and acquisitions, recapitalizations, refinancings, and financing capital expenditures. BSLs are typically distributed by the arranging bank to a diverse group of investors primarily consisting of: CLOs; senior secured loan and high yield bond mutual funds; closed-end funds, hedge funds, banks, and insurance companies; and finance companies. A borrower must comply with various covenants contained in a loan agreement or note purchase agreement between the borrower and the holders of the BSLs. If the Fund invests in BSLs, such investment may expose the Fund to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation. Fluctuations in the market price of securities may affect the value of the BSL’s investments and may increase the risks inherent in such investments. The ability to sell the investments in the market may depend on demand, which may be impracticable or impossible in certain market environments. Despite diversification, high concentration may arise in certain markets. Problems may be encountered in the valuation or sale of certain investments, and in some cases, investments may have to be sold below their value. Some investments may involve assets which are exposed to high market, credit and liquidity risks (including the risk of insolvency or bankruptcy of the borrower). Investments may be leveraged at the level of the investment (e.g., by margin borrowing or otherwise). If the capital gains on the investments acquired with leverage are greater than the interest on the loans, the investment’s assets will increase faster than if no leverage had been used. In the event of price falls, this leverage is outweighed by a more rapid decline in the investment’s assets.

Investments in Portfolio Companies experiencing or expected to experience financial difficulties, or that otherwise may become distressed, may ultimately cause such Portfolio Companies to become subject to bankruptcy proceedings. The Fund may invest in restructurings involving portfolio companies that are experiencing or are expected to experience financial difficulties. These portfolio companies may never overcome these financial difficulties and may become subject to bankruptcy proceedings. Investments in restructurings may be adversely affected by laws relating to, among other things, fraudulent conveyances, voidable preferences and lender liability and by a bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims or recharacterize investments. Such investments could, in certain circumstances, subject the Fund to certain additional potential liabilities that have the potential to exceed the value of its original investments. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor will have its claims subordinated or disallowed or found liable for damages suffered by parties as a result of such actions. In addition, under certain circumstances, a bankruptcy court could reclaim a payment to the Fund or the Fund’s distributions to investors if the court determines that the payment or distribution is a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy or insolvency laws.
The Fund’s high yield debt investments are risky and the Fund could lose all or part of its investments. The Fund may invest in high yield debt, a substantial portion of which may be rated below investment-grade by one or more nationally recognized statistical rating organizations or may be unrated but of comparable credit quality to obligations rated below investment-grade, and have greater credit and liquidity risk than more highly rated debt obligations. High yield debt is generally unsecured and may be subordinate to other obligations of the obligor. They are regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. In addition, high yield debt generally offers a higher current yield than that available from higher grade issues, but typically involve greater risk.
The lower rating of high yield debt reflects a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including, for example, a substantial period of rising interest rates or declining earnings) or both may impair the ability of the obligor to make payment of principal and interest. Many issuers of high yield debt are highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. In addition, many issuers of high yield debt may be in poor financial condition, experiencing poor operating results, having substantial capital needs or negative net worth or be facing special competitive or product obsolescence problems, and may include companies involved in bankruptcy or other reorganizations or liquidation proceedings. Certain of these instruments may not be publicly traded, and, therefore, it may be difficult to obtain information as to the true condition of the issuers. Overall declines in the below investment-grade bond and other markets may adversely affect such issuers by inhibiting their ability to refinance their debt at maturity. High yield debt is often less liquid than higher rated debt. Less liquidity in the secondary trading market could adversely affect the price at which the Fund could sell a high yield security, and could adversely affect the NAV of the Units.
High yield debt is often issued in connection with leveraged acquisitions or recapitalizations in which the issuers incur a substantially higher amount of indebtedness than the level at which they had previously operated. High yield debt has historically experienced greater default rates than has been the case for investment-grade debt and is generally considered to be riskier. They may also be more susceptible to real or perceived adverse economic and competitive industry conditions than investment grade securities. A projection of an economic downturn or of a period of rising interest rates, for example, could cause a decline in high yield security prices because the advent of a recession could lessen the ability of an issuer to make principal and interest payments on its debt obligations.
High yield debt may also be in the form of zero-coupon or deferred interest bonds, which are bonds that are issued at a significant discount from face value. The original discount approximates the total amount of interest the bonds will accrue and compound over the period until maturity or the first interest accrual date at a rate of interest reflecting the market rate of the debt at the time of issuance. While zero-coupon bonds do not require the periodic payment of interest, deferred interest bonds generally provide for a period of delay before the regular payment of interest begins. Such investments experience greater volatility in market value due to changes in the interest rates than bonds that provide for regular payments of interest.

Investments in troubled issuers experiencing or expected to experience financial difficulties, or that otherwise may become distressed, may ultimately cause such troubled issuers to become subject to default which could limit the Fund’s ability to sell such investments. Investment in the securities of financially troubled and operationally troubled issuers involves a high degree of credit and market risk. There is a possibility that the Fund may incur substantial or total losses on its investments. During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected. In addition, it is anticipated that many of the Fund’s investments may not be widely traded and that the Fund’s investment in such securities may be substantial relative to the market for such securities. As a result, the Fund may experience delays and incur losses and other costs in connection with the sale of its investments.
Investments in defaulting companies face heightened risk of bankruptcy proceedings and may result in partial or total loss. The Fund may invest in the securities of companies involved in bankruptcy proceedings, reorganizations and financial restructurings, and that are facing significant debt maturities, and may have a more active participation in the affairs of the issuer than is generally assumed by investors. This may subject the Fund to litigation risks or prevent the Fund from disposing of securities. In any reorganization or liquidation proceeding relating to a company in which the Fund invests, the Fund may lose its entire investment, may be required to accept cash or securities with a value less than the Fund’s original investment and/or may be required to accept payment over an extended period of time. As more fully discussed below, in a bankruptcy or other proceeding, the Fund as a creditor may be unable to enforce its rights in any collateral or may have its security interest in any collateral challenged, disallowed or subordinated to the claims of other creditors.
The Fund’s portfolio companies may prepay loans, which could reduce the Fund’s yields if capital returned cannot be invested in transactions with equal or greater expected yields. The frequency at which prepayments (including voluntary prepayments by obligors and accelerations due to defaults) occur on bonds and loans will be affected by a variety of factors, including the prevailing level of interest rates and spreads, as well as economic, demographic, tax, social, legal and other factors. Generally, obligors tend to prepay their fixed-rate obligations when prevailing interest rates fall below the coupon rates on their obligations. Similarly, floating rate issuers and borrowers tend to prepay their obligations when spreads narrow. In general, “premium” securities (securities whose market values exceed their principal or par amounts) are adversely affected by faster than anticipated prepayments. Since many fixed-rate obligations will be premium instruments when interest rates and/or spreads are low, such debt instruments and asset-backed instruments may be adversely affected by changes in prepayments in any interest rate environment. The adverse effects of prepayments may impact the Fund’s holdings in two ways. First, particular instruments may experience outright losses, as in the case of an interest-only instrument in an environment of faster actual or anticipated prepayments. Second, particular instruments may underperform relative to hedges that the Fund may have constructed for these assets, resulting in a loss to the Fund’s overall portfolio. In particular, prepayments (at par) may limit the potential upside of many instruments to their principal or par amounts, whereas their corresponding hedges often have the potential for unlimited loss.
The Fund can hold the securities of leveraged portfolio companies that could, due to the significant volatility of such companies, enter into bankruptcy proceedings. When a company seeks relief under the applicable insolvency laws of a particular jurisdiction (or has a petition filed against it), an automatic stay may prevent all entities, including creditors, from foreclosing or taking other actions to enforce claims, perfect security interests or reach collateral securing such claims. Creditors who have claims against the company prior to the date of the insolvency filing will generally require the permission of the court or a relevant insolvency officeholder to permit them to take any action to protect or enforce their claims or their rights in any collateral. Such creditors may be prohibited from doing so at the discretion of the court or the relevant insolvency officeholder. Thus, even if the Fund holds a secured claim, it may be prevented from enforcing its security and collecting the value of the collateral securing its debt, unless relief from the automatic stay is granted. If relief from the stay is not granted, the Fund may not realize a distribution on account of its secured claim until a distribution (if any) is made to the Fund by the relevant court or insolvency officeholder.

Security interests held by creditors are closely scrutinized and frequently challenged in insolvency proceedings and may be invalidated for a variety of reasons. For example, security interests may be set aside because, as a technical matter, they have not been perfected properly under applicable law. If a security interest is invalidated, the secured creditor loses the value of the collateral and, because loss of the secured status causes the claim to be treated as an unsecured claim, the holder of such claim will be more likely to experience a significant loss of its investment. There can be no assurance that the security interests securing the Fund’s claims will not be challenged vigorously and found defective in some respect, or that the Fund will be able to prevail against the challenge.
Certain European jurisdictions may follow common law principles analogous to those practiced in the United States under the so-called “equitable subordination” doctrine whereby lenders can become subject to claims from creditors of an obligor that debt obligations of such obligor which are held by such lender should be equitably subordinated. Certain European jurisdictions may present different issues. In the UK, a lender could be exposed to liability as a “shadow director” of a borrower if the lender exercises a sufficient level of control over a borrower such that the directors of the borrower are accustomed to act in accordance with the lender’s directions or instructions. If a lender is found to be a shadow director of a borrower, among other things the lender may (where the borrower has gone into insolvent liquidation and the lender did not take every step to minimize loss to the borrower’s creditors once the lender concluded or should have concluded that there was no reasonable prospect of avoiding insolvent liquidation) be ordered by the court to make a contribution to the company’s assets.
From time to time, the Fund may invest in or extend loans to companies that have filed for protection under applicable insolvency laws. These debtor-in-possession or “DIP” loans are most often revolving working-capital or term loan facilities put into place at the outset of insolvency proceedings to provide the debtor with both immediate cash and the ongoing working capital that will be required during the reorganization process. The laws of a particular jurisdiction will determine the extent to which such loans rank as senior in the debtor’s capital structure and accordingly the level of risk associated with loans. Furthermore, it is possible that the debtor’s reorganization efforts may fail and the proceeds of the ensuing liquidation of the DIP lender’s collateral might be insufficient to repay in full the DIP loan. The seniority of such loans in the debtor’s capital structure may not be recognized in all jurisdictions.
Insolvency proceedings are inherently litigious, time consuming, highly complex and driven extensively by facts and circumstances, which can result in challenges in predicting outcomes. Insolvency proceedings may have adverse and permanent effects on a company. For instance, the company may lose its market position and key employees or otherwise become incapable of emerging from insolvency proceedings and restoring itself as a viable entity. Further, if insolvency proceedings result in liquidation, the liquidation value of the company may not equal the liquidation value that was believed to exist at the time of the investment. The administrative costs incurred in connection with insolvency proceedings are frequently high and will be paid out of the debtor’s estate prior to any return to creditors. Certain claims, such as claims for taxes, may in certain jurisdictions have priority by law over the claims of other creditors.
In the event of the insolvency of an obligor in respect of a Fund investment, the Fund’s recovery of amounts outstanding in insolvency proceedings may be impacted by the insolvency regimes in force in the jurisdiction of incorporation of such obligor or in the jurisdiction in which such obligor mainly conducts its business (if different from the jurisdiction of incorporation), and/or in the jurisdiction in which the assets of such obligor are located. Such insolvency regimes impose rules for the protection of creditors and may adversely affect the Fund’s ability to recover such amounts as are outstanding from the insolvent obligor under its investment, which could have a material adverse effect on the performance of the Fund, and, by extension, the Fund’s business, financial condition, results of operations and the value of the Units. Similarly, the ability of obligors to recover amounts owing to them from insolvent companies may be adversely impacted by any such insolvency regimes applicable to those insolvent companies, which in turn may adversely affect the abilities of those obligors to make payments to the Fund due under the investment on a full or timely basis. In addition, insolvent companies located in certain jurisdictions may be involved in restructurings, insolvency proceedings and/or reorganizations that are not subject to laws and regulations that are similar to the laws and the rights of creditors afforded in European or U.S. jurisdictions. To the extent such laws and regulations do not provide the Fund with equivalent rights and privileges necessary to promote and protect its interest in any such proceeding, the Fund’s investments in any such insolvent companies may be adversely affected. For example, insolvency law and process in such other jurisdiction may differ substantially from that in the large European markets or in the United States, resulting in greater uncertainty as to the rights of creditors, the enforceability of such rights, reorganization timing and the classification, seniority and treatment of claims. In certain developing countries, although insolvency laws have been enacted, the process for reorganization remains highly uncertain.

The Fund is subject to the risk of its borrowers defaulting due to credit, liquidity and interest rate risks. Loans that the Fund may make are subject to credit, liquidity and interest rate risk. In the event of any default on the Fund’s investment in a debt obligation by a borrower, the Fund will bear a risk of loss of principal and accrued interest on the debt obligation, which could have a material adverse effect on the Fund’s investment and results of operations. Credit risks associated with the investments include (among others): (i) the possibility that earnings of a borrower may be insufficient to meet its debt service obligations; (ii) a borrower’s assets declining in value; and (iii) the declining creditworthiness, default and potential for insolvency of a borrower during periods of rising interest rates and economic downturn.
A defaulted investment may become subject to workout negotiations or may be restructured by, for example, reducing the interest rate, a write-down of the principal, and/or changes to its terms and conditions. Any such process may be extensive and protracted over time, and therefore may result in substantial uncertainty with respect to the ultimate recovery on the defaulted investment, and significant costs might be incurred by the Fund. In addition, the liquidity in defaulted loans may also be limited, and to the extent that defaulted loans are sold, it is highly unlikely that the proceeds from such sale will be equal to the amount of unpaid principal and interest thereon, which would adversely affect the value of the Fund’s investment portfolio.
The Fund may be subject to borrower fraud, or its borrowers breaching loan covenants. Of paramount concern in originating or holding loans is the possibility of material misrepresentation or omission on the part of borrowers or other credit support providers or breach of covenant by such parties. Such inaccuracy or incompleteness or breach of covenants may adversely affect the valuation of the collateral underlying the loan or may adversely affect the ability of the Fund to perfect or effectuate a lien on the collateral securing the loan or otherwise realize on the investment. The Fund will rely upon the accuracy and completeness of representations made by borrowers to the extent reasonable but cannot guarantee such accuracy or completeness.
Providing interim financing to Portfolio Companies may expose the Fund to risks such as the potential for bridge loans to remain outstanding and the possibility that the interest rates or terms may not adequately reflect the associated risks. From time to time, TPG expects the Fund to provide financing to portfolio companies (which may include equity and/or debt financing) on a short-term, unsecured basis in anticipation of a future issuance of more permanent, long-term equity or debt securities. However, for reasons not always in the Fund’s control, such long-term securities may not be issued, and such bridge financing may remain outstanding. If that happens, the interest rate on such loans generally would not adequately reflect the risk associated with the unsecured position taken by the Fund.
Credit ratings are not a guarantee of quality. The Fund may invest in debt securities that have been rated by internationally recognized rating organizations. In general, the credit ratings of these organizations represent the opinions of such agencies as to the quality of investments that they rate and are not a guarantee of quality. Such agencies may change their method of valuation of, and the ratings of, securities held by the Fund at any time. A credit rating is not a recommendation to buy, sell or hold assets and may be subject to revision or withdrawal at any time by the assigning rating agency. In the event that a rating assigned to any corporate debt obligation is lowered for any reason, no party is obligated to provide any additional support or credit enhancement with respect to such corporate debt obligation. Rating agencies attempt to evaluate the safety of principal and interest payments and do not evaluate the risks of fluctuations in market value; therefore, ratings may not fully reflect the true risks of an investment. Also, rating agencies may fail to make timely changes in credit ratings in response to subsequent events, so that an obligor’s current financial condition may be better or worse than a rating indicates. Consequently, credit ratings of any corporate debt obligation are only a preliminary indicator of investment quality as of a point in time, and not a guarantee of investment quality as of that point in time or any future point in time. Rating changes, including but not limited to reductions or withdrawals, may occur for any number of reasons. The changes may affect one or more assets at a single time or within a short period of time, and such changes can have a material adverse effect upon the corporate debt obligation.
Investments in Specific Industries
The Fund is subject to risks related to investing in real estate. The Fund may make investments for which real estate is an incidental but significant portion of the investment’s asset base or value. Real estate investments generally include, among other things, investments in private platform, corporate control and public company investments, and may consist of both debt and equity assets. There are numerous risks related to the ownership and operation of real estate, including:

•fluctuations in the overall economy;
•national and local real estate conditions;
•dependence on cash flow;
•interest rate risk;
•management direction and quality;
•increased competition with respect to rental rates;
•property attractiveness and location;
•financial condition of tenants, buyers and sellers of properties;
•quality of maintenance, insurance and management services;
•environmental conditions and natural disasters;
•changes in real estate taxes and other operating expenses;
•liability arising out of the presence of certain construction materials;
•occupancy;
•uninsurable losses and other factors beyond the control of any applicable Third-Party Managers; and
•changes in operating costs.
Government laws and regulations also may affect the results of a real estate investment, including those governing or related to usage, improvements, zoning, the environment, taxes and securitization of residential and commercial mortgages, as do the levels of unemployment and interest rates and the availability of financing. In addition, the real estate markets have experienced significant volatility in recent years.
The Fund is subject to risks related to investing in companies in regulated industries. Certain industries, such as the healthcare, insurance or related services, and financial services industries, are heavily regulated. The Fund may make investments in issuers operating in industries that are subject to greater amounts of regulation than other industries generally. Investments in issuers that are subject to greater amounts of governmental regulation pose additional risks relative to investments in other companies generally. These more highly regulated industries can include energy, healthcare, financial services (including banking and mortgage origination and servicing), insurance, gaming, transportation (e.g., aviation) and also businesses that serve primarily customers that are governmental entities, including in the defense industry (for example, contracting directly with one or more government and/or government-reliant service providers). Changes in applicable laws, rules, policies or regulations, or in the interpretations of these laws, rules, policies and regulations, could result in increased compliance costs or the need for additional capital expenditures and/or regulatory capital requirements in the case of banks or similarly regulated entities. If an issuer fails to comply with these requirements, it could also be subject to civil or criminal liability and the imposition of fines. An issuer also could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such issuer or its service provider. Governments have considerable discretion in implementing regulations that could impact an issuer’s business and governments may be influenced by political considerations and may make decisions that adversely affect an issuer’s business. Additionally, certain issuers and/or service providers may have a unionized workforce or employees who are covered by a collective bargaining agreement, which could subject any such issuer’s activities and labor relations matters to complex laws and regulations relating thereto. Moreover, an issuer’s operations and profitability could suffer if it or its service providers experience labor relations problems. Upon the expiration of any such issuer’s collective bargaining agreements, it may be unable to negotiate new collective bargaining agreements on terms favorable to it, and its business operations at one or more of its facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating its collective bargaining agreements. A work stoppage at one or more of any such issuer’s facilities could have a material adverse effect on its business, results of operations and financial condition. Any such problems additionally may bring scrutiny and attention to the Fund itself, which could adversely affect the Fund’s ability to implement its investment objectives.
The Fund is subject to risks related to investing in healthcare and life sciences sectors. The Fund may make investments in the healthcare and life sciences sectors including related products and service providers. Investing in healthcare and life sciences companies involves substantial risks. Each of these risks could have a material adverse effect on the investments of the Fund, and some of these risks are described in greater detail below.
Portfolio companies in which the Fund invests or the significant customers or counterparties of such portfolio companies may only have one product under development. There can be no assurance that the product will be approved for marketing by the U.S. Food and Drug Administration (the “FDA”) or any non-U.S. regulatory agency. Further, competition with the product may develop from other new and existing products. In either case, if a portfolio company is dependent on that one product, the consequences of such failure could be devastating to the prospects of such portfolio company, which in turn could negatively affect the performance of the Fund.
Healthcare and life sciences policy and changes in healthcare and life sciences policy and related laws and regulations could have a material and adverse impact on the certain companies in which the Fund intends to invest, and the U.S. or non-U.S. government’s role in the healthcare and life sciences industry could adversely impact the Fund’s performance.
Obtaining governmental approval for new products from governmental agencies can be lengthy, expensive and uncertain. In some cases, products of healthcare and life sciences companies, which may include portfolio companies of the Fund or the customers or counterparties of such portfolio companies, are approved by regulatory authorities on a conditional basis with full approval conditioned upon fulfilling the requirements of regulators. Regulatory authorities are placing greater focus on monitoring products originally approved on a conditional basis and on whether the sponsors of such products have met the conditions of the conditional approval. If a portfolio company or one of its significant customers or counterparties is unable to fulfill the conditions of its products’ conditional approval, it may not receive full approval for these products and may be required to change the products’ labeled indications or withdraw the products from the market, which could have an adverse effect on the value of the portfolio company. Moreover, even after approval, products may still be the subject of regulatory action if new facts concerning their safety and efficacy come to light. Healthcare and life sciences regulation is subject to change and can have a considerable impact on the marketing of products and services by target portfolio companies in which the Fund intends to invest or the customers or counterparties of such target portfolio companies. Such regulatory changes could affect the ability of a portfolio company or one of its significant customers or counterparties’ ability to obtain or maintain approval of its products, even forcing such portfolio companies to withdraw their products from the market. In some cases, new regulations can substantially change the marketing conditions for certain healthcare products, such as pharmaceuticals. Decisions by regulatory authorities regarding labeling, ingredients and other matters could adversely affect the availability or commercial potential of products. Accordingly, investments made in reliance on an existing market structure could prove to be not cost effective or worthless, and existing market positions could be endangered.
Many healthcare and life sciences companies are subject to rigorous regulation in their operations. Compliance with these regulations can be costly. Even when such companies develop and institute comprehensive compliance programs, they are not able to guarantee that they, their employees, their consultants and their contractors will be in compliance with all potentially applicable regulations. If a portfolio company or one of its significant customers or counterparties fails to comply with applicable regulations, that portfolio company could be subject to civil or criminal liability, monetary and administrative penalties, increased compliance costs or a curtailment of its authority to conduct business, any of which could have a material adverse effect on the value of the portfolio company. Additionally, certain healthcare and life sciences companies have unionized work forces or employees who are covered by a collective bargaining agreement, which could subject any such entity’s activities and labor relations matters to complex laws and regulations relating thereto. Moreover, a portfolio company’s operations and profitability could suffer if it or its service providers experiences labor relations problems or difficulties in the process of renegotiating collective bargaining agreements.

Certain healthcare and life sciences products are manufactured in facilities that require approval of, and ongoing regulation by, the FDA in the United States and by other foreign regulatory agencies if manufactured outside of the United States. The production of such products may be interrupted or stopped if operational standards set by such agencies are not adhered to. In addition, manufacturers may rely on a small number of key, highly specialized suppliers, manufacturers and packagers. Any interruptions, however minimal, in the operation of these manufacturing and packaging facilities could have a material adverse effect on production and product sales.
Healthcare and life sciences companies may also be subject to governmental laws and regulations requiring the testing of product candidates on animals before initiating clinical trials involving humans, as well as laws and regulations related to experimental animal testing and laboratory procedures. The Fund and its investments may be subject to legal, financial and reputational risk from healthcare and life sciences companies’ use of animal testing and proper handling of animal test subjects, which have been the subject of controversy and adverse publicity. This also exposes healthcare and life sciences companies to a high level of product liability risk relating to their testing and sales of products or services. Claims of impropriety can result in delay of clinical trials, reduction in sales, litigation costs, fines or other settlement amounts, and costs related to consulting engagements seeking to address such claims.
While therapeutics, pre-approval royalty and other healthcare and life sciences growth investments offer the opportunity for significant gains, such investments also involve a high degree of risk that can result in substantial losses. For example, investing in early-stage medical services companies involves substantial risks, including, but not limited to, the following: limited or no operating histories and limited experience instituting compliance policies; change in government policies and governmental investigations; potential litigation alleging negligence, products liability torts, breaches of warranty; disappointing results from preclinical testing; indications of safety concerns; insufficient clinical trial data to support the safety or efficacy of the product candidate; inability to manufacture sufficient quantities of the product candidate for development or commercialization in a timely or cost-effective manner; substantial commercial risk; and any discovery of previously unknown problems with the product or the manufacturer that may result in restrictions or recalls. Many of these companies will operate at a loss, or with substantial variations in operating results from period to period. In addition, many of these companies will need substantial additional capital to support additional research and development activities. Such companies may face intense competition in the healthcare and life sciences industries from pharmaceutical companies with greater financial resources, more extensive research and development capabilities and a larger number of qualified managerial and technical personnel. In addition, investments that focus on advancing a single asset through one or more clinical trials or regulatory approvals is somewhat binary in nature. Though TPG seeks to mitigate such binary risk, if such investment is not able to achieve relevant success milestones in a timely fashion, the investment may experience significant adverse effects, which in turn, could adversely affect the performance of the Fund.
Much healthcare spending is discretionary and can be significantly impacted by economic downturns. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose to defer or forego elective surgeries and other non-emergent procedures, which are generally more profitable lines of business. In addition, employers may impose, or patients may select a high-deductible insurance plan or no insurance at all, which increases a healthcare service provider’s dependence on self-pay revenue.
In addition, the healthcare service provider business is intensely competitive in terms of price and service. Pricing of services is often one of the most significant factors used by patients, health care providers and third-party payers in selecting a service provider. As a result of the healthcare industry undergoing significant consolidation, larger service providers are able to increase cost efficiencies. This consolidation results in greater price competition. Portfolio companies in which the Fund invests may be unable to increase cost efficiencies sufficiently, if at all, and as a result, could be negatively impacted by such price competition. A portfolio company may also face changes in fee schedules, competitive bidding for services or other actions or pressures reducing payment schedules as a result of increased or additional competition, which could adversely impact the portfolio company’s profitability. Other economic conditions, including macroeconomic uncertainties and inflationary pressure, workforce burnout, and public health conditions have exacerbated workforce competition, personnel shortages and capacity constraints. Portfolio companies in which the Fund invests may be required to increase wages and benefits to recruit and retain nurses and other medical support personnel and to hire more expensive temporary or contract personnel.

The Fund is subject to the risks of healthcare reforms. On March 23, 2010, Congress enacted the Patient Protection and Affordable Care Act (the “ACA”) which imposes dramatic changes on the regulation of the healthcare and life sciences industries in the United States and the market impacts of many of its provisions remain uncertain. In addition, there are uncertainties due to federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. Implementation or any future replacement, modification or repeal, of the ACA has the potential to negatively impact the healthcare and life sciences industries generally and the investments of the Fund, resulting in losses on the Fund’s investments. Healthcare reform continues to be a significant factor in the profitability of companies in which the Fund may invest. The efforts to reform the healthcare delivery system in the United States and Europe have resulted in increased pressure on healthcare providers and other participants in the healthcare industry to reduce costs. These forces place constraints on the levels of overall pricing, and thus could have a material adverse effect on profit margins for the companies in which the Fund invests.
The Fund is subject to the risks of healthcare management and reimbursement policies. Many life sciences companies are highly dependent upon healthcare management and reimbursement policies. These policies can be significantly influenced by political events. In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to healthcare service providers for certain services under the Medicare program. In addition, Medicare and Medicaid programs are subject to further change, which increases regulatory uncertainty. Changes to payments and reimbursements under Medicare and Medicaid, including with respect to hospital procedures, pharmacy services and costs, would adversely affect portfolio companies that are healthcare service providers. In both the U.S. and foreign markets, sales of a life science company’s products and its success will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, and other organizations. The levels of revenues and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care. Significant uncertainty exists as to the reimbursement status of newly approved health care products. The continuing efforts of governmental and third-party payors to contain or reduce the costs of healthcare affects the revenues and profitability of healthcare companies. In the United States, some states have implemented, and other states are considering, pharmaceutical price controls or patient access constraints under their Medicaid programs. There have also been recent state legislative efforts that have generally focused on increasing transparency around drug costs or limiting drug prices. There can be no assurance that a company’s proposed products will be considered cost-effective or that adequate third-party reimbursement will be available to enable a company to maintain price levels sufficient to realize an appropriate return on its investment in product development. Moreover, if reimbursement rates are reduced by applicable law or otherwise, or if health care providers anticipate reimbursement being reduced, providers may narrow the circumstances in which they prescribe or administer a portfolio company’s products, which could reduce the use or sales of such products and thereby have a material adverse effect on the value of the portfolio company.
The Fund is subject to the risks of product liability. The testing, manufacturing, marketing and sale of many of the products and technologies developed by life sciences companies inherently expose these companies to potential product liability risks. Many life sciences companies obtain limited product liability insurance and, furthermore, there can be no assurance that a health care company will be able to maintain its product liability insurance on reasonable terms or that any product liability insurance obtained will provide adequate coverage against potential liabilities.
The Fund is subject to risks involved in the technology sector. The Fund may make investments in companies in the technology industry or whose performance may be highly correlated with such companies’ ability to successfully implement new technology and/or exploit technologies. A concentration of such investments will likely involve risks greater than those generally associated with more diversified funds and may experience significant fluctuations in returns.
The technology sector is challenged by various factors, including rapidly changing market conditions and participants, new competing products and services and improvements in existing products and services. The products or services sold or used by portfolio companies may be rendered obsolete or adversely affected by competing products and services or other challenges. In addition, instability, fluctuation, an overall decline or a bubble within the technology sector could affect the Fund and decrease returns to Limited Partners to the extent the Fund makes investments in the technology sector or in companies relying on technology.

Conversely, the technology sector has recently been in a phase of economic growth and the valuation of certain investments in this sector may be priced higher than their actual value, which could result in diminished returns for the Fund. In addition, the recent period of such rapid growth will not continue indefinitely, and technology investment revenue growth during the term of the Fund may not be consistent with recent history.
The Fund may acquire companies that are heavily dependent on patents, trademarks and other intellectual property. Certain Fund investments will depend heavily on intellectual property rights, including patents, trademarks and servicemarks. The ability to effectively enforce patent, trademark and other intellectual property laws will affect the value of many of these companies. There can be no assurance that the Fund or a portfolio company will be able to protect these rights or will have the financial resources to do so, or that competitors will not develop technologies substantially equivalent or superior to a portfolio company’s technologies. Further, the use of Machine Learning Technology (as defined below) in connection with the creation or development of intellectual property may present challenges in asserting ownership over the resulting output given the position of courts and intellectual property offices in various jurisdictions that some human inventorship is required for patent protection of a Machine Learning Technology-generated invention and some human authorship is required for copyright protection of a Machine Learning Technology-generated work of authorship. This is still an evolving area of the law which creates uncertainty that may impact a portfolio company’s ability to obtain intellectual property protection in Machine Learning Technology-generated inventions and works of authorship. Further, inventions or works of authorship created through the use of Machine Learning Technology may be based or rely on, or contain, materials that were used in the training of such Machine Learning Technology and which are subject to third-party intellectual property, which could further limit a portfolio company’s ability to obtain intellectual property protection in such inventions or works of authorship. While piracy of intellectual property will generally adversely affect portfolio company revenue, the impact on revenue from outside the U.S. may be even more significant, particularly in countries where laws are less protective of intellectual property rights. The absence of harmonized patent laws around the world makes it more difficult to ensure consistent respect for patent rights. Reductions in the legal protection for software intellectual property rights in any country or jurisdiction could adversely affect the Fund’s portfolio companies. Patent disputes are frequent and can preclude commercialization of products, and patent litigation is costly and could subject a portfolio company to significant liabilities to third parties. The presence of patents or other proprietary rights belonging to other parties may lead to the termination of the research and development of a portfolio company’s particular product or one of its significant customers or counterparties.
In addition, if a portfolio company or one of its significant customers or counterparties infringes on third-party patents or other proprietary rights, it could be prevented from using certain third-party technologies or forced to acquire licenses in order to obtain access to such technologies. In such a case, the company might not be able to obtain all licenses required for the success of its business, which could have a material adverse effect on the value of a portfolio company. Moreover, if the patents and other proprietary rights of a portfolio company or any of its significant customers or counterparties are infringed by third parties, then it may not be able to take full advantage of existing demand for its products. The products of pharmaceutical companies are often protected for a certain period by various patents or regulatory forms of exclusivity, and the loss of market exclusivity following the expiration of such a period can open the products to competition from generic substitutes that are typically priced significantly lower than the original products, which can have an adverse effect on the value of the product and the portfolio company. In particular, generic substitutes have high market shares in the United States, and accordingly the adverse effects of the launch of generic products are particularly significant in the United States.
The Fund’s investments in royalty interests have various risks, including counterparty risks. The Fund may, directly or indirectly, enter into development funding arrangements (“Funding Agreements”) with or purchase royalty interests (any agreements relating to such royalty interests, “Royalty Agreements,” and together with Funding Agreements, “Contingent Payment Agreements”) from biopharmaceutical and medical device companies as part of its investment activities. Royalty Agreements are generally derived from long-term contractual agreements between licensors and licensees and, as a result, Contingent Payment Agreements may have a longer holding period than other investments of the Fund, and there may be provisions in such agreements that restrict the Fund’s ability to transfer such Royalty Agreements without the express written consent of the licensors or licensees. In addition, there is unlikely to be a formal market to facilitate the exchange of Contingent Payment Agreements. As a result, the Fund may be unable to sell investments in Contingent Payment Agreements or be forced to sell them at a less than desirable price. Funding Agreements involve an investment in certain clinical trial activities in exchange for future royalty and milestone payments up to a specified cap on invested capital, which cap may be subject to reduction by the company under certain conditions, and such payments are contingent upon approval of the applicable product and achievement of certain commercial milestones (such as annual net sales thresholds). Distributions to investors from Contingent Payment Agreements, if any, will be tied to certain commercialization metrics (such as the receipt of regulatory approvals, successful achievement of revenue levels or other financial targets) achieved by the products underlying each Contingent Payment Agreement. Although revenue projections developed at the time of the Fund’s acquisition may contemplate additional indications and markets than those for which the products underlying the Royalty Agreement are approved at the time of the Fund’s acquisition, the time required for these approvals is uncertain and can take a number of years, depending on the type, complexity and novelty of the product. In some cases, the terms of the Fund’s Contingent Payment Agreement may permit the marketer or other payor to reduce or suspend payments to the Fund, or pre-pay contingent payment obligations at a discount from the negotiated cap, which could materially and adversely affect the Fund. TPG will not have any influence or control over the amount and timing of revenues generated by each product. Such revenues typically vary from quarter to quarter. Although the variations are typically gradual and cyclical, in certain cases they could be material and adverse. This could be the result of many different factors including but not limited to adverse market conditions, unanticipated regulatory changes, business disruptions, and other factors that may not be foreseen by TPG at the time of acquisition. In addition, the commercial success of the products underlying the Contingent Payment Agreements depends in part on the ability of the developing and marketing companies or their collaborative partners to obtain patents and successfully defend issued patents against invalidity claims. The determination of the strength of the patent position involves complex legal and factual questions and, therefore, enforceability of a patent cannot be predicted with certainty. Investments in royalties and similar instruments could be subject to certain regulations governing contingent payment debt instruments (“CPDIs”) which could cause the Fund, and consequently investors in the United States to recognize taxable income accruing on a CPDI in advance of, or without, receiving any cash payable on the CPDI. Additionally, all or a portion of the gain recognized on the sale or other taxable disposition of a CPDI generally will be treated for U.S. federal income tax purposes as ordinary interest income (rather than capital gain).
Investments in Contingent Payment Agreements will also expose the Fund to counterparty risk, as returns to the Fund will depend on timely payment by the issuer. If an issuer contests amounts due to the Fund, is unwilling or unable to pay amounts due to the Fund, or undergoes a bankruptcy or similar proceeding that negatively impacts the Fund’s rights to royalty or other payments, it could have a materially adverse impact on the performance of the Fund. Further, the Fund may become involved in litigation or other possible disputes in respect of such contested amounts, which could result in the Fund incurring substantial costs and potentially harm the relationship between the Fund and the relevant issuer (or other issuers).
The Fund is subject to the risks involved in the communications industry. The Fund may make investments in companies involved in the communications industry. Communications companies in developed and emerging countries are undergoing significant changes mainly due to evolving levels of governmental regulation or deregulation as well as the rapid development of communication technologies. Competitive pressures within the communications industry are intense, and the securities of communications companies may be subject to significant price volatility. In addition, because the communications industry is subject to rapid and significant changes in technology, the companies in this industry that the Fund may invest in will face competition from technologies being developed or to be developed in the future by other entities, which may make such companies’ products and services obsolete.
The Fund is subject to risks related to the energy transition sector. The Fund may make investments in the energy transition sector. If it does so, it may make investments in certain traditional energy assets. The operations of energy companies are subject to many risks inherent in the transporting, processing, storing, distributing, mining or marketing of natural gas, natural gas liquids, crude oil, refined petroleum products or other hydrocarbons, or in the exploring, managing or producing of such commodities, including, without limitation: damage to pipelines, storage tanks or related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters or by acts of terrorism; inadvertent damage from construction and farm equipment; leaks of natural gas, natural gas liquids, crude oil, refined petroleum products or other hydrocarbons; and fires and explosions. These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage, and may result in the curtailment or suspension of their related operations, any and all of which could result in lower than expected returns to the Fund.

The Fund is subject to risks related to alternative or renewable energy investments. The Fund may make investments in renewable energy and storage projects. The market for renewable energy is rapidly evolving. If the historical political support for renewable energy deployment changes materially (including as a result of changes in market conditions, such as a decrease in the price of fossil fuels), or changes in state or federal subsidies, the Fund’s investments in renewable energy and storage projects generally could be adversely affected. Because the renewable energy and storage industries are still emerging in certain key jurisdictions such as certain parts of the United States, investments tend to be more volatile and are more uncertain.
The Fund is subject to risks in investing in the media, sports and live entertainment industries. The Fund could make investments in sports-related opportunities in the media and live entertainment industries. The media industry, including the sports and live entertainment sectors, is extremely competitive. The ability of any company operating in the media industry to compete successfully depends upon, among other factors, the continued availability of creative ideas, projects, talent or content, including those related to sports and related sectors, which it can develop, produce, acquire, market or distribute successfully. Each creative work, including creative works related to sports and related sectors, is an individual project the commercial success of which is highly unpredictable and primarily determined by consumer reaction. There can be no assurance that the audiences or the markets for media content, including sports content, across all geographies and related revenue streams will remain constant or increase. Moreover, the live entertainment industry, including sporting events and other live entertainment events related to sports, is highly sensitive to rapidly changing public interests and societal trends, and is dependent on the availability of popular events. Companies within the live entertainment industry depend in part on their ability to anticipate the interests of consumers and to offer events that appeal to them; such companies would be adversely affected if their events are not as widely attended as anticipated due to changing interests and trends, general economic conditions, natural disasters, pandemics or otherwise.
The Fund is subject to the risks involved in certain other sectors and/or industries. There may be other sector or industry-specific risks which may, but not necessarily, relate to other Fund investments. For example, an investment may experience significant adverse effects, which in turn, could adversely affect the performance of the Fund, if: (i) it is dependent upon obtaining certain government approvals or third-party reimbursements (including from the government) but fails to receive them; (ii) the ACA is replaced, modified or repealed; (iii) a government intervenes in regards to healthcare pricing policies; (iv) consumers spending materially decreases; (v) volatility in the aerospace industry continues; (vi) a country in which an agriculture or timber-related investment is made experiences adverse economic conditions; (vii) it fails to obtain underwriting or reinsurance contracts, to the extent required; (viii) there are unexpected market and/or economic changes in the transportation or shipping sector; (ix) the price of commodities continue to experience high levels of volatility; (x) it fails to effectively compete in the technology sector and/or the technology sector as a whole declines; or (xi) the profitability of the financial services industry is adversely affected by increasing competition and/or financial innovations, operational risks (e.g. security breaches) or the worsening of general economic conditions, including by the monetary, fiscal or other policies of governments.
The Fund’s investment in Underlying Funds may cause potential conflicts of interest with the Fund, TPG, or its affiliates. The Fund may invest across private equity funds, secondaries funds and other vehicles, including those managed, advised or sponsored by TPG (each such fund or vehicle in which the Fund may invest, including Third-Party Manager-led Funds (as defined below), an “Underlying Fund”). The interests of the Fund, as an investor in an Underlying Fund, could conflict with the interests of the Underlying Fund or TPG or its affiliates in their capacity as service provider to an Underlying Fund, which would create a conflict of interest for TPG.
The general partner of an Underlying Fund will often enter into side letters or other similar agreements with certain investors in an Underlying Fund in connection with their admission to the Underlying Fund without the approval of any other investor in such Underlying Fund, which would have the effect of establishing rights under or altering or supplementing the terms of the governing document(s) of such Underlying Fund with respect to such investors in a manner more favorable to such investors than those rights or terms applicable to other investors. Such side agreements may permit such investors to take actions on the basis of information not available to other investors that do not have the benefit of such agreements. Any rights or terms so established in a side letter with an investor will govern solely with respect to such investor and will not require the approval of any other investor. The Fund, when making an investment in an Underlying Fund, will be under no obligation to seek a side letter in respect of any Underlying Fund in which it invests, in which case investors in the Fund will not receive the benefit of side letter provisions that other investors in such Underlying Fund receive or that such investor may have otherwise received in connection with a direct investment in such Underlying Fund.

Investments involving non-controlling interests and the reliance on third-party managers and company management may result in reduced control, potential conflicts of interest, disproportionate expenses and disputes or misconduct. The Fund may invest in or otherwise hold an interest in investment funds, managed accounts, continuation vehicles or other investment arrangements sponsored, managed or advised by third-party asset management firms (the “Third-Party Manager-led Funds”). The Fund will have limited opportunities to control the day-to-day operation of such Third-Party Manager-led Funds, including investment and disposition decisions, or to protect its position in such Third-Party Manager-led Funds, nor will it generally have the right to remove the managers thereof. The success of the Fund’s investment in any Third-Party Manager-led Fund will be substantially dependent upon the capabilities and performance of the managers (each a “Third-Party Manager”) to such Third-Party Manager-led Funds and the company management of the portfolio companies, which will include representatives of other financial investors with whom the Fund is not affiliated and whose interests may conflict with the interests of the Fund. Although investors (such as the Fund) in Third-Party Manager-led Funds and other structured secondary transactions typically retain enhanced governance and other rights (and may participate in the initial structuring and customizing of portfolios of a Third-Party Manager-led Fund), once such a transaction is complete, the Third-Party Managers will generally have broad discretion in structuring, negotiating, purchasing, financing, monitoring and eventually divesting the underlying assets of the Third-Party Manager-led Funds. Further, should a Third-Party Manager for any reason cease to participate in the management of the underlying assets and/or the Third-Party Manager-led Funds, the performance of the relevant Third-Party Manager-led Fund (and consequently the Fund) could be adversely affected.
Although TPG will attempt to evaluate each Third-Party Manager-led Fund based on criteria such as the performance history of the Third-Party Manager, the Third-Party Manager-led Fund and the portfolio companies as well as the Third-Party Manager-led Fund’s investment strategies, such information may not be a reliable indicator of future results. Moreover, the Fund will typically not have the opportunity to evaluate future investments (if any) to be made by a Third-Party Manager-led Fund and, generally, will have limited or, in some circumstances, no ability to dispose of its investment in a Third-Party Manager-led Fund, either in the manner or at the time TPG prefers, if TPG is dissatisfied with such Third-Party Manager-led Fund’s performance. Accordingly, the returns of the Fund with respect to investments in Third-Party Manager-led Funds will be largely dependent upon the performance of the Third-Party Managers and could be substantially adversely affected by any unfavorable performance.
The Fund may invest in or otherwise hold an interest in Third-Party Managers. Among the factors that TPG will typically consider in selecting such Third-Party Managers for investment is a record of strong financial performance. However, the past performance of any such Third-Party Manager is not necessarily indicative of its future performance. There is no assurance that such Third-Party Manager will achieve similar revenues or profits in the future. While it is expected that the Fund’s investment team will periodically meet with the management of Third-Party Managers in which the Fund invests and that the Fund may negotiate contractual terms requiring such Third-Party Managers to periodically provide the Fund with certain information, TPG generally will not have the opportunity to evaluate the specific strategies employed by the Third-Party Managers and their funds and the Fund will not have an active role in the day-to-day management of the Third-Party Managers.
Subjective decisions made by the Management Company may cause the Fund and/or influence Third-Party Manager-led Funds (and therefore indirectly the Fund to the extent of its interests therein) to incur losses, miss profitable investment opportunities or otherwise not maximize risk-adjusted returns. The success of the Fund is dependent on a variety of factors, including the expertise of the Third-Party Managers and the Management Company’s investment professionals.
The Fund’s performance may depend on the performance of underlying assets. The individual assets in which an Underlying Fund invests may involve a high degree of business and financial risk. These Underlying Funds and assets may have operating losses or significant variations in operating results and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. Underlying Funds may also hold investments in companies that are experiencing or are expected to experience financial difficulties, which may never be overcome. In addition, they may have weak financial conditions and may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive positions. To the extent a portfolio company in which an Underlying Fund has invested receives additional funding in subsequent financings and such Underlying Fund or the Fund does not participate in such additional financing rounds, the interests of such Underlying Fund and/or the Fund, as applicable, in such portfolio company would be diluted. Underlying Funds may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities and a larger number of qualified managerial and technical personnel. Many of the Underlying Funds may be highly leveraged, which may impair their ability to finance their future operations and capital needs, and may result in restrictive financial and operating covenants. As a result, such Underlying Funds’ flexibility to respond to changing business and economic conditions and to business opportunities may be limited. In addition, in the event that such Underlying Funds do not perform as anticipated or incur unanticipated liabilities, high leverage will magnify the adverse effect on the value of the Underlying Funds’ equity and could result in substantial diminution in, or the total loss of, equity investments in such Underlying Funds.
The highly competitive and dynamic market for investment opportunities may limit the Fund’s opportunities and returns. The market for sourcing and executing Underlying Fund transactions is highly competitive, evolving rapidly, and involves a high degree of uncertainty. There can therefore be no assurance that the Fund will be able to locate, complete and exit investments that satisfy the Fund’s rate of return objectives. The Fund will be competing for investments with many other investors, including, without limitation, other investment partnerships and corporations, sovereign wealth funds, domestic and international public pension plans, individuals, financial institutions and other investors. Some of these competitors may have stronger relationships, more relevant experience, greater financial and other resources and/or more personnel than TPG. Further, over the past several years, an increasing number of private equity funds have been formed to target these transactions (and many existing funds (including more traditional secondaries funds) have grown substantially in size and increased their focus on this market). Additional funds with similar objectives may also be formed in the future by other unrelated parties. More generally, the availability of attractive investment opportunities will be subject to market conditions (such as interest rates and other macro-economic factors) and to structural conditions in the private capital markets, such as supply/demand for illiquid private funds as an asset class, the performance and value of investments held by private funds and the ability of such funds to realize, recapitalize and/or refinance their own investments in order to return capital to their investors. Higher valuations and increased liquidity and return of capital in the private funds market may result in fewer attractive investment opportunities being available for the Fund. Likewise, changes in the prevailing terms and structures of private equity funds may impact the availability of opportunities, and the future pace and direction of such changes is difficult to anticipate.
TPG expects to source a substantial volume of its investment opportunities through TPG personnel, relationships and various platforms. To the extent these sourcing channels do not present TPG with a sufficient volume of investment opportunities, or the opportunities presented are not suitable for investment by the Fund, the Fund’s performance will be adversely affected.
The Fund may be subject to the complex transactions of underlying funds. Transactions of the kind targeted by the Underlying Funds can be extremely complex, resource intensive and time-consuming. They are frequently conducted through competitive processes (such as auctions) that may exacerbate pricing pressures and/or heighten the degree of execution difficulty. They may also be dependent upon multiple and uncertain consent processes involving Underlying Fund investors, lenders, co-investors and other counterparties. Finally, they may be of a size or nature that requires the Fund to arrange or syndicate participation by other buyers, and such contingent financing arrangements may prevent the Fund from successfully executing any given transaction. Even in situations where the Fund has expended considerable resources pursuing and negotiating a deal, there can be no assurance that the Fund will be successful in closing on an acquisition. This may result in unrecouped costs and expenses, which will be borne by the Fund, and may adversely affect the Fund’s overall performance.
The Fund may be subject to contingent liabilities as a result of expanded exposure associated with underlying fund interests acquired in secondary transactions. The Fund may acquire Underlying Fund interests through secondary transactions, including a “tender offer” in which case the Fund may acquire some or all of the contingent liabilities of the seller(s) with respect to such interest (e.g., an indemnification obligation in respect of an act or omission occurring prior to the date of the Fund’s purchase of such interests). More specifically, where the seller has received distributions from the relevant private investment fund and, subsequently, that private investment fund recalls one or more of these distributions, the Fund (as the purchaser of the interest to which such distributions are attributable and not the seller) may be obligated to return monies equivalent to such distributions to the private investment fund. While the Fund may, in some circumstances, make a claim against the seller for any such distributions so required to be paid to the applicable private investment fund, there can be no assurances that the Fund would prevail on any such claim. Further, the purchase or sale of an Underlying Fund interest through a secondary transaction will often be subject to the consent of the general partner of the relevant Underlying Fund or otherwise on behalf of such fund and other qualification requirements and/or conditions may make such purchase more difficult or, ultimately, prevent it.

Additionally, certain of such investments that comprise interests in investment funds with material undrawn commitments generally will expose the Fund to more volatility in political, market and economic conditions and general market trends occurring after the formation of the Fund and over a long-term period while other investments that comprise interests in investment funds that are more mature in their term may expose the Fund to the effects of political, market and economic conditions and general market trends that occurred prior to the formation of the Fund as well as future volatility in such conditions.
In addition, the Fund will likely have opportunities to participate in “stapled secondaries” (e.g., a transaction within the Fund’s investment focus, but that in addition requires a corresponding commitment to a new fund in formation sponsored by the investment manager generating the transaction the Fund participates in). In certain instances, the purchase of an interest in the new fund may be less attractive than the transaction within the Fund’s investment focus.
There is no assurance as to maturity, redemption, liquidation or disposal of investments in underlying funds. While many Underlying Funds will have maturity or redemption dates, or will otherwise be liquidated or disposed of, such maturity or redemption dates may be extended. There can be no assurance that the Fund will be able to sell or otherwise dispose of an Underlying Fund investment at a time that TPG considers to be economically opportune or at all.
The Fund’s performance may be adversely impacted by the termination of the Fund’s interest in an Underlying Fund. If the Fund fails to satisfy one or more capital calls made by an Underlying Fund, among other things, the Fund’s interests in such Underlying Fund may be terminated or reduced, the Fund may be assessed penalties or other fees, the Fund may lose its voting and other rights that it has with respect to such Underlying Fund and the Fund may be precluded from making further contributions to such Underlying Fund. In addition, an Underlying Fund may terminate the Fund’s interest in such Underlying Fund if the Third-Party Manager determines that the continued participation of the Fund in such Underlying Fund would have an adverse effect on such Underlying Fund or is prohibited by applicable law or under circumstances similar to the foregoing. The occurrence of any of these events could adversely affect the Fund’s performance and operations.
The Fund’s returns may be subject to multiple levels of fees and expenses. The Fund will bear its direct expenses and management costs, as well as its pro rata share of certain expenses and management costs incurred directly or indirectly by certain Underlying Funds in which it invests. Underlying Funds that are themselves investment funds or other managed vehicles impose performance-based allocations or fees, management fees and other expenses. Such allocations, fees and expenses would be in addition to those of the Fund’s. With respect to the Fund’s investments in other TPG funds (other than secondary investments in other TPG funds made as part of a portfolio transaction), the Fund is not expected to pay or otherwise bear carried interest, management fees or other incentive compensation in connection with its investments in such other TPG funds, in which case such carried interest, management fees or other incentive compensation paid will be rebated dollar-for-dollar. The Fund also does not expect to be reimbursed for any such fees paid to the Third-Party Managers of Underlying Funds or in respect of such secondary investments in Underlying Funds sponsored by TPG and its affiliates made as part of a portfolio transaction (i.e., there will be “double fees” involved in making such investments which would not arise if the Limited Partner were to invest in the Underlying Fund directly (including where the Underlying Fund is managed, advised or sponsored by TPG and its affiliates), because the General Partner, the Management Company and/or their respective affiliates may receive fees with respect to the management of the Fund, on the one hand, and the Underlying Fund manager (including where such manager is a TPG affiliate) may receive additional fees with respect to the management of such Underlying Fund, on the other hand). This will result in more expenses being borne by investors than if investors were able to invest directly in the underlying assets of such Underlying Funds. In addition, there will be organizational and operating expenses associated with Underlying Funds that the Fund will bear a portion of. These various levels of costs and expenses will be charged whether or not the performance of the Fund generates positive returns for investors. As a result, the Fund, and indirectly investors in the Fund, will bear multiple levels of expenses, which in the aggregate will exceed the expenses which would typically be incurred by an investment in a single fund investment, and which would offset the Fund’s profits. In addition, because of fees and expenses payable by the Fund, returns to investors will be lower than the returns to a direct investor in the underlying Third-Party Managers and their Underlying Funds. Such fees and expenses are expected to materially reduce the actual returns to investors. Fees and expenses of the Fund (including advisory fees) and Underlying Funds will generally be paid regardless of whether the Fund or the relevant Underlying Funds produce positive investment returns.

The Fund may be subject to the risk of failure by other investors to meet capital calls of Underlying Funds. The Fund, directly or indirectly, will likely be one of many investors participating in an Underlying Fund, many of which typically will have capital contribution obligations over an extended period of time (although TPG expects the Fund to invest in Underlying Funds with minimal undrawn commitments). Failure by one or more other investors to meet a capital call of an Underlying Fund could have adverse consequences for such Underlying Fund and the Fund. The Underlying Fund may be permitted to require the Fund and other investors participating in the Underlying Fund to contribute additional capital to satisfy the shortfall. The Underlying Fund may not have sufficient capital from investors to contribute to existing portfolio companies necessary to ensure their ongoing financial stability. If multiple investors fail to meet capital calls from a particular Underlying Fund, such Underlying Fund could default on its obligations, which could result in the termination of such Underlying Fund, causing a lower return, or potentially a loss, on the Fund’s investments.
The Fund may be subject to the consequences of the Fund’s failure to satisfy capital calls of an Underlying Fund. If the Fund does not timely meet its obligations to make capital contributions when due to any of its Underlying Funds, whether because of over-commitments by the Management Company or the General Partner, mismanagement of the Fund’s cash by the Management Company or the General Partner, or any other reason, the Fund may be subject to significant penalties under the terms of the Underlying Funds, which could have a material adverse effect on the value of the Fund’s investment in such Underlying Funds.
The Fund may be subject to risks relating to investments in asset management or investment advisory businesses. The Fund may invest in Third-Party Managers in the asset management and investment advisory businesses, or similar businesses. The asset management industry encompasses the creation and management of investment products. Companies operating in this subsector include: traditional long-only and alternative platforms; managers of strategies using equity, venture capital, fixed income, commodity, hard asset, or other asset classes; and providers of both retail and institutional investment products. The revenues of asset management and investment advisory businesses are highly dependent on advisory fee income and in certain instances carried interest or similar incentive compensation. Advisory fee income, carried interest or similar incentive compensation may be negatively impacted by an absolute decline in assets under management, whether as a result of a market decline or a loss of clients, or by a shift in the mix of assets under management from equities or alternatives to fixed-income. Such a decline or shift could be caused or influenced by any number of factors, such as underperformance in absolute or relative terms, loss of key advisers or other talent, changes in investing preferences or trends, market downturns or volatility, drops in investor confidence, reputational damage, increased competition, or general economic conditions. The financial services industry is further subject to extensive regulation which directly affects the cost of doing business and any failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of registrations as an investment advisor or broker-dealer, with respect to any Third-Party Managers (or similar advisory businesses) in which the Fund invests. Each of these risks could negatively affect any investments by the Fund in Underlying Funds involved in asset and wealth management or similar advisory businesses.
In certain cases, such investments may take the form of participations in the equity profits and/or revenue streams of Third-Party Managers. These include the risks associated with investments in businesses at an early stage of development or with little or no variations in operating results. Although the Fund may not be able to control, influence or make investment decisions taken by the Third-Party Managers in which the Fund acquire participations, the Fund may seek to have observer rights and other transparency rights with respect to such investments. It is possible that regulators or third parties will try to impose liability on the Fund in connection with the operations of such Third-Party Managers. Any such liability could adversely affect the performance of such Fund’s investment in such Third-Party Managers and thus the performance of the Fund.
If a Third-Party Manager’s investment fund experiences losses (or fails to meet performance benchmarks, including by providing its investors with a “preferred return” on their invested capital), such Third-Party Manager will not be able to earn performance-based returns from that fund until it satisfies such benchmarks.
The Fund and TPG may have limited availability of information. Due to confidentiality obligations and considerations, certain potential and/or actual Underlying Funds may not permit the Fund to disclose certain information regarding such Underlying Funds’ investment strategies, risks, prior performance, portfolio companies or other information. Additionally, Third-Party Managers may not always provide the Fund with information and such information may not always be accurate or timely. This limited access to, or the untimeliness or inaccuracy of, information provided by the Third-Party Managers may make it more difficult for TPG to select, allocate among and evaluate the Underlying Funds.

Certain valuations may depend on those of Third-Party Managers and may not necessarily correspond to realizable value. The General Partner expects to rely on, and take into account, the reported net asset values of portfolio companies and assets that it receives from the relevant Third-Party Managers. TPG will generally have limited ability to assess the accuracy of such valuations received from the Third-Party Managers in connection with the Fund’s Underlying Fund investments. Furthermore, the net asset values TPG receives in respect of the Underlying Funds may be outdated, estimates or subject to further confirmation and will typically be unaudited. However, the Fund will be entitled to rely upon, and take into account, such net asset values in its own valuation of the Fund’s portfolio investments and in its reporting.
More generally, there is no established market for secondary private equity partnership interests or for the privately held Underlying Funds and assets in which the Underlying Funds (and thus the Fund) will invest, and there may not be any comparable companies for which public market valuations exist. As a result, the valuation of the Fund’s investments will be difficult, may be based on imperfect information and is subject to inherent uncertainties, and the resulting values may differ from values that would have been determined had a ready market existed for such investments, from values placed on such investments by other investors and from prices at which such investments may ultimately be sold. In addition, third-party pricing information may at times not be available regarding certain of the Underlying Funds’ and/or the Fund’s assets or, if available, may not be considered reliable.
TPG will rely on third-party projections to determine the future performance of Underlying Funds, and such projections may not necessarily correspond to realizable value. The Fund will from time to time rely upon projections, forecasts and estimates developed by Third-Party Managers and the management of portfolio companies and assets concerning the future performance and cash flow of Underlying Funds. TPG expects to diligence and investigate such information where feasible and commercially appropriate, but it will necessarily be dependent upon these third parties as to underlying data and certain assumptions and outlooks, and the Fund may make investment decisions (including as to pricing and other terms) in reliance on such projections, forecasts and estimates. Actual events are difficult to predict and beyond the Fund’s control, and may differ from those assumed. Some important factors that could cause actual results to differ materially from those in any forward-looking statements include changes in interest rates and domestic and foreign business, market, financial or legal conditions, among others. Accordingly, there can be no assurance that estimated returns or projections can be realized or that actual returns or results for the Fund or the Underlying Funds will not be materially lower than those estimated or targeted therein.
The Fund may be subject to the liabilities of Underlying Funds’ advisory board. The Fund may obtain the right to appoint one or more representatives to the advisory board (or similar advisory body) of an Underlying Fund. Serving on the advisory board (or similar advisory body) of an Underlying Fund exposes the Fund’s representatives, and ultimately the Fund, to potential liability. Not all Underlying Funds may obtain insurance with respect to such liability, and the insurance that Underlying Funds do obtain may be insufficient to adequately protect advisory board (or similar advisory body) members from such liability. Moreover, although advisory board (or similar advisory body) members are typically entitled to indemnification, such indemnification usually contains carve outs with respect to certain conduct and, therefore, advisory board (or similar advisory body) members may be liable in such instances without indemnification.
Pooled Investments in Secondary Investments may be difficult to successfully value. The Fund may have the opportunity to acquire a portfolio of interests in private companies and/or investment funds from a seller on an “all or nothing” basis. Interests in certain of the companies or investment funds in the portfolio may be less attractive than others, and certain of the companies or the sponsors of such investment funds may be more familiar to the Fund than others, or may be more experienced or highly regarded than others. In such cases, it may not be possible for the Fund to carve out from such purchases those investments which are considered (for commercial, tax, legal or other reasons) less attractive. In addition, it may be more difficult for TPG to successfully value and close on investments being sold on a pooled basis.
The Fund may not succeed in closing on acquisitions of secondary interest transactions. Limited partnership interests or other interests in which the Fund may seek to invest are highly illiquid and typically subject to significant transfer restrictions, including approval requirements from the Underlying Funds’ general partner in its sole discretion and other potential transfer restrictions. Completion of transfers is often time-consuming and difficult. There can be no assurance that the Fund will be successful in closing on acquisitions of secondary interest transactions, even in situations where it has signed a binding contract to acquire the investments.

If the Fund undergoes restructuring of its Underlying Funds, opposition from existing limited partners in such Underlying Funds may complicate the transaction. In the case where the Fund acquires an interest in an Underlying Fund as part of a fund restructuring or similar transaction, the returns from such Underlying Fund’s portfolio companies will depend significantly on the performance of the Underlying Fund and the management team of such Underlying Fund and could be substantially adversely affected by the unfavorable performance of such persons. Moreover, the historical performance of such Underlying Fund and management team is not a guarantee or prediction of their future performance, which can vary considerably. Further, in situations where the Fund undertakes a fund restructuring or a similar transaction in connection with an investment, existing limited partners in the relevant Underlying Fund may be unsupportive or recalcitrant, which may complicate the structuring of the investment and limit the Fund’s ability to fully implement the proposed restructuring of such Underlying Fund. In such circumstances, the returns from such investment may be substantially adversely affected.
The Fund may not be able to successfully identify and implement operating improvements in Portfolio Companies. In some cases, the success of the Fund’s investment strategy will depend, in part, on the ability of the management of a portfolio company to restructure and implement improvements in the operation of such portfolio company. The activity of identifying and implementing potential operating improvements at portfolio companies entails a high degree of uncertainty. There can be no assurance that the Fund will be able to successfully identify and implement such improvements. In addition, instances of fraud, other deceptive practices and/or other misconduct committed by the management teams of portfolio companies may undermine a Third-Party Manager and TPG’s due diligence efforts with respect to such investments or otherwise adversely affect the operations of such Underlying Funds. If such fraud, other deceptive practices and/or other misconduct is discovered, it could adversely affect the valuation of the applicable Underlying Funds and may contribute to overall market volatility that can negatively impact the Fund’s portfolio investments.
The Fund will be subject to risks that are unique to each Underlying Fund and its portfolio companies. Third-Party Managers and their Underlying Funds are expected to have varied investment strategies and objectives, most likely differentiating from those of the Fund. Therefore, the Fund will be subject to risks specific to the distinct business and investment profile of each Underlying Fund and its portfolio companies. Such risks are expected to include, but are not limited to, the following:
•Private Fund Investments. The private fund asset class comprises a wide range of strategies and investment types, and the investment strategies pursued by Third-Party Managers and their Underlying Funds are expected to vary, which investment strategies are expected to include but not be limited to private equity, venture capital, real estate and other real asset, senior credit, public capital and opportunistic investing. There are many investment-related risks associated with such types of investments which could impair the performance and value of the Fund’s investments. In addition to the foregoing investment-related risks (which also generally apply to the underlying investments by such Underlying Funds), the following is a non-exhaustive list of certain of such investment-related risks:
•Private Illiquid Investments. The Underlying Funds are generally expected to invest in private illiquid securities and investments (among other types of securities), which are often long-term in nature and subject to restrictions on resale. As a result, there is a significant risk that the Third-Party Managers may be unable to dispose of investments at attractive prices and/or that they will otherwise be unable to complete any exit strategy of their underlying funds.
•Controlling Interests. The Underlying Funds may take controlling interests in a substantial portion of their portfolio companies under management. Their exercise of control over their portfolio companies may impose additional risks of liability for a variety of reasons. If these liabilities were to arise, such Underlying Funds (and indirectly the Fund) might suffer a significant loss.

•Broad Investment Mandate. The investment strategy of private funds is generally opportunistic in nature and covers a broad range of asset classes, geographic regions and industries. The Underlying Funds may make investments throughout the capital structure of an issuer such as mezzanine securities, senior secured debt, bank debt, unsecured debt, convertible bonds and preferred and common stock and across asset classes. Such Underlying Funds may also make equity, credit and/or debt investments that involve control or influence over an underlying entity. Additionally, the Underlying Funds may invest in any number of companies operating in a wide range of industries, geographies or activities, and as a result, may be exposed to a wide range of risks.
•Buyout Investments. The Underlying Funds in which the Fund invests may themselves invest in leveraged buyouts, which by their nature require companies to undertake a high ratio of leverage to available income. Leveraged companies are inherently more sensitive to declines in revenues and increases in expenses.
•Venture Capital Investments. The Underlying Funds may themselves invest in venture capital investments. Such investments generally involve more risk than investments in private equity funds focused on later-stage investing, due to the nature of the companies in which venture capital investments are made. Venture capital investing tends to be more speculative; there is a greater risk of loss, which may be up to the entire amount invested because the underlying companies are generally attempting to do business in nascent or developing areas (in which the business models are not yet proven); and the competition for gaining market share or a proven product may be particularly intense. Investments in Underlying Funds that make venture capital investments are highly illiquid, and there is no guarantee that any applicable Underlying Funds (and in turn, the Fund) will be able to realize its investments in the expected timeframe. In many instances, a venture capital investment may require additional infusions of capital in order to protect earlier investments, although there is no guarantee that such additional investments will lead to a successful investment by an Underlying Fund that makes such investments.
•Real Estate Investments: The Underlying Funds may themselves invest in real estate private equity investments. Real estate private equity investments are subject to special risks including, but not limited to: (i) fluctuations in the overall economy, (ii) national and local real estate conditions, (iii) dependence on cash flow, (iv) interest rate risk, (v) management direction and quality, (vi) increased competition with respect to rental rates, (vii) property attractiveness and location, (viii) financial condition of tenants, buyers and sellers of property, (ix) quality of maintenance, insurance and management services, (x) natural disasters, (xi) changes in real estate taxes and other operating expenses, (xii) liability arising out of the presence of certain construction materials, (xiii) uninsurable losses and other factors beyond the control of the applicable Third-Party Managers, and (xiv) changes in operating costs.
Investments in the Third-Party Managers may result in a high degree of risk and cause the Fund to incur losses. While investments in the Third-Party Managers are expected to offer the opportunity for capital gains, such investments involve a high degree of business and financial risk and can result in substantial losses. These risks include, but are not limited to, risks associated with investments in the Third-Party Managers or their Underlying Funds at an early stage of development or with little or no variations in operating results. Although it is anticipated that the Fund will not control (i.e., acquire a controlling interest or control voting board seats) or make decisions on behalf of any Third-Party Manager, TPG intends for the Fund to own economic interests in the Third-Party Managers and may seek to have observer rights and other transparency rights with respect to such Third-Party Manager. It is possible that third parties (including regulators) will try to impose liability on the Fund in connection with the operations of the Third-Party Managers. If successful, any such liability could adversely affect the performance of the Fund. The Fund’s interests in the Third-Party Managers may be subordinated to indebtedness or other interests that rank senior to the Fund’s investment. By their terms, such instruments may provide that their holders are entitled to receive payments of dividends, interest or principal on or before the dates on which payments are to be made in respect of the Fund’s investment. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to the Fund’s investment would typically be entitled to receive payment in full before distributions could be made to the Fund. After repaying senior security holders, the portfolio company may not have any remaining assets to use for repaying amounts owed to the Fund. To the extent that any assets remain, holders of claims that rank equally with the Fund’s investment would likely be entitled to share only on an equal and ratable basis in distributions that are made out of those assets.

The Third-Party Managers may also have “benchmarks”, “hurdles” or “preferred returns” whereby the investment management company does not earn performance-based income during the current period, as a result of losses in prior periods (or where current period results did not satisfy such benchmarks, hurdles or preferred returns), even though the managed investment funds had positive returns in the current period. If an Underlying Fund experiences losses (or fails to meet performance benchmarks or preferred returns), such Third-Party Managers will not be able to earn performance-based returns from that Third-Party Manager’s Underlying Fund until it satisfies such benchmarks or preferred returns.
The returns on the Fund’s investments in the Third-Party Managers will depend on the profitability of the Third-Party Managers, who will retain control over the operations, budgets, expenses, compensation and revenues of their respective firms. It is possible that a Third-Party Manager may make decisions in the exercise of its discretion over these items that may adversely affect its performance or cash flows available for distribution by the Fund.
The Third-Party Managers may make distributions to the Fund that are subject to clawback arrangements. The terms of the Fund’s investments in the Third-Party Managers may require the Fund to return such distributions upon the occurrence of certain circumstances.
Investors will not have direct interests in Third-Party Managers and will not have the right to participate in the control, management or operations of the Third-Party Managers. The offering of the Units of the Fund does not constitute a direct or indirect offering of interests in any Third-Party Manager. Investors will not be limited partners of, or equity holders in, any Third-Party Manager, will have no direct interest in any Third-Party Manager and will have no voting rights in a Third-Party Manager or standing or recourse against any Third-Party Manager by reason of their investment in the Fund. Moreover, none of the investors will have the right to participate in the control, management or operations or have any discretion over the management, of any Third-Party Manager by reason of their investment in the Fund.
There may be internal conflicts amongst Third-Party Managers. Third-Party Managers and/or their affiliates will experience various internal conflicts of interest similar to those faced by the Fund and there can be no assurance that such conflicts of interest will be resolved in a manner that is favorable to the Fund or its Underlying Fund investments. One type of conflict of interest involves the overlap of investment strategies by different investment funds managed by a Third-Party Manager in which the Fund acquires an interest. Such overlapping investment strategies may result in conflicts related to such Third-Party Manager’s allocation of investment opportunities among its clients, and there can be no assurance that allocation decisions will be resolved by the Third-Party Manager in a way that is favorable to the Fund and its Underlying Fund investments. In addition, such Third-Party Managers may engage in other transactions with affiliated parties on terms and conditions not determined through arm’s-length negotiations. TPG will often not be in position to monitor these sorts of conflicts of interest and such conflicts of interest may diminish returns to investors.
The Fund may be subject to the consequences of bad acts of Third-Party Managers or employees. The Fund’s investments in Third-Party Managers and their Underlying Funds may expose the Fund to public scrutiny. In an industry that is reliant to a very large extent on reputation and regulatory compliance, regulatory non-compliance and misconduct by portfolio managers or employees of a Third-Party Manager, a Third-Party Manager’s Underlying Funds, their portfolio companies or its third-party service providers could cause significant losses, directly or indirectly, to a Third-Party Manager’s Underlying Funds and/or its portfolio companies and, consequently, to the Fund. Alternative investment managers operate in a highly regulated environment, and the Fund could have little or no oversight over or input in the activities of Third-Party Managers and will rely on each Third-Party Manager to manage its activities in a manner consistent with applicable laws and regulations and in a manner which will permit such Third-Party Manager to maintain a quality reputation. It will also be difficult, and likely impossible, for TPG to protect the Fund from the risk of fraud, misrepresentation or material strategy alteration by portfolio managers or employees of the Third-Party Managers, their third-party service providers or their portfolio companies. In addition, portfolio managers, employees and third-party service providers of a Third-Party Manager or any Underlying Fund may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting an Underlying Fund’s business prospects or future marketing activities.

It will be difficult and likely impossible for TPG to protect the Fund from the risk of Third-Party Manager fraud, misrepresentation or material strategy alteration. Third-Party Managers will be motivated to pay out greater portions of their revenue as salaries, bonuses and other similar expenses, in order to shift income that would otherwise be shared with the Fund to expenses that are payable to other principals of such Third-Party Manager that are also employees. If a Third-Party Manager acts inconsistently with applicable laws and regulations or takes actions that cause disrepute, such actions are likely to adversely affect the Fund in its capacity as an investor in the Third-Party Manager, and could damage the Fund’s reputation, which can be expected to adversely impact the Fund’s ability to complete investments in other Third-Party Managers and realize its investment objective.
While TPG expects to perform a detailed assessment on Third-Party Managers on a variety of key investment, operational and legal areas, there can be no assurance that such assessment will identify or prevent any such misconduct or all other potential risks, problems or issues with the Third-Party Managers or other Underlying Funds, which may negatively impact the performance of the Fund.
The Underlying Funds are not subject to certain regulatory oversight. Underlying Funds are not expected to be registered as investment companies under the 1940 Act. Certain Third-Party Managers may not be registered as investment advisers under the Advisers Act. Therefore, the Fund will not be afforded certain protections provided by such acts.
Interests of Third-Party Managers may limit the Fund’s ability to complete investments. The Fund’s structure, affiliation with TPG and/or investment objective may impair its ability to complete investments. TPG may seek to negotiate certain realization and monetization strategies including but not limited to liquidity events such as a public listing of interests in a Third-Party Manager or a sale of all or some of the Fund’s interests in an Underlying Fund. A prospective Third-Party Manager may not be interested in investments by the Fund if required to disclose information that might be made public as part of a liquidity event or if it may ultimately result in an interest in such Third-Party Manager eventually becoming one indirectly held by a publicly traded entity. In addition, while a portfolio company may feel comfortable with the Fund being a minority owner of its business, the associated Third-Party Manager may not have the same view for potential transferees and, as such, may not approve a partial or full sale of the Fund’s interest in such Third-Party Manager or other Underlying Fund.
Some Third-Party Managers may engage in transactions with limited transparency. Although the Fund will not control or make investment decisions with respect to a Third-Party Manager’s or Underlying Fund’s operations, it may seek to influence or obtain certain favorable terms, such as a certain level of information from an Underlying Fund or observer rights with respect to such operations. Some Third-Party Managers may be unwilling to grant transparency rights for a variety of reasons, including due to confidentiality concerns. Alternatively, the Fund and/or its respective affiliates may elect not to receive certain information from an Underlying Fund that it otherwise may have been entitled to receive, such as MNPI about an Underlying Fund in order to avoid trading restrictions for the Fund or its affiliates.
Third-Party Managers’ investments in public company holdings may subject the Fund to additional risks. A Third-Party Manager’s Underlying Funds it manages may include publicly held companies, and, although unlikely, the Fund may invest directly in a publicly held Third-Party Manager or other publicly held Underlying Fund and/or portfolio company. Such investments may subject the Fund to risks that differ in type or degree from those involved with investments in privately held companies. Such risks include greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on the ability of the relevant Third-Party Managers and/or the Fund to dispose of such securities and debt at certain times, increased likelihood of shareholder litigation and insider trading allegations against such companies’ executives and board members, including the principals of the Third-Party Managers and/or the Fund, and increased costs associated with each of the aforementioned risks.
Third-Party Managers may make commitments in excess of their Underlying Funds’ capital commitments, which may expose the Fund to additional risks. Third-Party Managers may make commitments to investments in excess of the total capital committed to funds managed or advised by such Third-Party Manager. As a result, in certain circumstances, a Third-Party Manager’s Underlying Fund may need to retain distributions from its investments or recall distributions or liquidate certain of its investments prematurely at potentially significant discounts to market value if that Third-Party Manager’s Underlying Fund does not generate sufficient cash flow from its Underlying Funds to meet these commitments. Likewise, the Fund may also be exposed to these risks if the Fund does not generate sufficient cash flow to satisfy its recall obligations to a Third-Party Manager’s Underlying Fund.

The Fund may be subject to risks associated with clawback payments to Third-Party Managers and their Underlying Funds. Third-Party Managers or their Underlying Funds may make distributions to the Fund that are then distributed by the Fund to investors that are subject to clawback arrangements. For example, the terms of the Fund’s investments in an Underlying Fund may require the Fund to return such distributions to the Third-Party Manager or that Third-Party Manager’s Underlying Fund upon the occurrence of certain circumstances, such as, but not limited to, the failure of a fund managed by the Third-Party Manager to achieve an overall level of profitability. Accordingly, the Fund may set aside amounts otherwise distributable to investors for the purpose of making clawback payments to the Third-Party Managers, should they arise. Amounts set aside to fund clawback payments will reduce the amount of funds available for either distribution to investors or for making additional investments.
Termination of certain Third-Party Managers’ Underlying Funds without the approval of the applicable Third-Party Manager may adversely affect the Fund’s performance. The governing documents of a Third-Party Manager’s Underlying Fund may permit such Underlying Fund’s investors to terminate the Underlying Fund, or the applicable Third-Party Manager’s investment management agreement with such Underlying Fund, in either case without the approval of the applicable Third-Party Manager. In the event that an Underlying Fund or an investment management agreement is terminated pursuant to such a provision, the applicable Third-Party Manager will no longer be able to earn revenue from the management of such Underlying Fund, which would adversely affect the profitability of the Fund’s investment in such Third-Party Manager or that Third-Party Manager’s Underlying Fund.
The Fund lacks the ability to prevent Third-Party Managers from entering new lines of business or changing its investment objectives and strategies. A Third-Party Manager may enter into new lines of business not anticipated by the Fund at the time the Fund made its investment in the Third-Party Manager or that Third-Party Manager’s Underlying Fund(s). Third-Party Managers could also have the ability to change their investment objectives and strategies and economic and other terms after the Fund has made its investments in such Third-Party Managers or Underlying Fund, and such change may be adversely different than TPG’s expectations. The Fund will likely not have the ability to prevent a Third-Party Manager from taking such action and may not have the ability to reduce or withdraw its investment following such a decision. In addition, the Fund may be unable to reduce or withdraw its investments. As a result, such a decision by a Third-Party Manager may negatively impact the performance of the Fund.
Indemnification obligations could decrease returns to the investors in the Third-Party Managers’ Underlying Fund, and adversely impact the Fund. The governing documents of the Third-Party Managers’ Underlying Funds managed or advised by such Third-Party Managers are expected to include provisions that would require such Underlying Fund to indemnify their general partners or investment managers and their respective current and former partners, members, officers, directors, stockholders, agents, employees, personnel and other affiliates and any other person who serves at the request of their general partners or investment managers for certain claims, losses, judgments, damages and expenses arising out of their activities on behalf of such Underlying Fund. Such indemnification obligations would decrease the returns to the investors in the Third-Party Manager’s Underlying Fund and, consequently, to the Fund. Furthermore, to the extent that the assets of a Third-Party Manager’s Underlying Funds are insufficient to satisfy such indemnification obligations, the Fund may be liable to the extent of any previous distributions it received from that Underlying Fund. If the Fund is required to return a distribution previously received from a Third-Party Manager’s Underlying Fund, and the Fund has already distributed such funds to its investors, the remaining investors may bear a disproportionate share of the loss to the extent such funds are not subject to recall by the Fund. In addition, the Fund may be required to indemnify a Third-Party Manager or its Underlying Funds for certain claims, losses, damages, judgments and expenses arising out of any breach by the Fund of representations, warranties, certifications, covenants or agreements made to or with the Third-Party Manager and/or a Third-Party Manager’s fund which may have been caused by an investor breach. Depending on the timing and magnitude of any amount paid or payable by the Fund, such indemnification obligation could adversely impact the Fund and the value of any investor’s interest.

Investments in multiple alternative asset management firms may result in additional risks to the Fund. While investment in a variety of asset management firms may provide some diversification of investment risk, no assurance can be given that such diversification will occur, or if it does, that it will not reduce, rather than increase, potential net profits. Also, investment in multiple investment management firms may cause the Fund to indirectly hold opposing positions in an underlying investment, thereby negating, in whole or in part, the positive returns, if any, from such investments. Third-Party Managers that employ similar investment strategies and make overlapping investments may result in the Fund having increased exposure with respect to such underlying investments. Additionally, Third-Party Managers may have overlapping investment interests, may participate in the same auction process for a prospective investment and/or may oppose one another as buyer and seller in respect of an investment. Such an overlap of interests may result in competition between such Third-Party Managers for the same investment opportunities. In addition, such Third-Party Managers may engage in other transactions with affiliated parties on terms and conditions not determined through arm’s-length negotiations. TPG is not expected to be in position to monitor these sorts of conflicts of interest and such conflicts of interest may diminish returns to the investors.
Underlying Fund accounting and reporting may be unreliable and may adversely affect the Fund. If an Underlying Fund under-reports to the Fund the amount of revenues or income (as applicable) that it has generated or attempts to use other accounting or other methods in order to avoid its obligations to share revenues or income (as applicable) with the Fund, the Fund may be adversely affected. In connection with its investments in Third-Party Managers and Underlying Funds, TPG intends for the Fund to seek investment terms designed to prevent any such under-reporting or similar circumvention of the Fund’s economic participation, including rights for the Fund to receive periodic and other reports and similar information from an Underlying Fund, rights to inspect financial records and/or a requirement that professional outside accountants periodically audit the financial reports of a particular Underlying Fund. However, there is no assurance that such investment terms will fully protect the Fund from such risks.
Similarly, while TPG typically intends to ascertain what, if any, transaction fees or directors’, advisory, consulting, monitoring, banking or other similar types of fees the Third-Party Managers receive from their Underlying Fund and portfolio companies, as well as the extent to which such other fees are offset against the management fees that are earned by the Third-Party Managers, TPG will not be in a position to negotiate the level of any such offset or to determine whether such managers are correctly calculating such other fees or fee offsets.
Certain Legal and Regulatory Risks
The Fund is not registered as an investment company or broker-dealer, and is therefore not subject to certain regulatory oversight. While the Fund may, in some respects, resemble an investment company, the Fund has not registered, and it does not intend to register, as such under the 1940 Act or similar laws of any other jurisdiction, and, accordingly, the provisions of the 1940 Act will not be applicable to it. These provisions are designed to protect investors by, for example, requiring investment companies to have a majority of disinterested directors, imposing certain custody requirements and regulating the relationship between the advisor and the investment company.
In addition, neither the General Partner nor the Management Company is registered as a broker-dealer under the Exchange Act, or with FINRA, and consequently is not subject to the record-keeping or specific business practice provisions of the Exchange Act or the rules of FINRA.
The Fund is subject to compliance with extensive government regulation in certain industries. The extensive government regulation of certain industries in which the Fund is expected to invest and any of its Underlying Funds has invested or may invest creates additional uncertainty and risks for the Fund and such Underlying Funds. Certain transactions may require regulatory approval to consummate (for example, antitrust related approval), and the failure to obtain such approvals may prevent a portfolio investment from consummating the applicable transactions. Obtaining regulatory approval is often a lengthy and expensive process with an uncertain outcome. Portfolio companies may be unable to obtain necessary regulatory approvals on a timely basis, if at all, and the failure to obtain approval could have a material, adverse effect on the performance of the portfolio companies. If an Underlying Fund is unable to obtain necessary regulatory approvals (including any antitrust or similar approvals) on a timely basis, such Underlying Fund might not be able to consummate all or part of the relevant investment (in which case such investment, or a portion thereof, could be made by another party) and the Fund might indirectly bear additional costs and expenses.

In addition, new laws and regulations, as well as new interpretations of existing laws and regulations, could impose more stringent limitations on a portfolio company’s planned operations or require a portfolio company to incur significant additional costs.
The Fund is subject to the risk of changes to the law. In addition to the risks regarding regulatory approvals, it should be noted that government counterparties or agencies may have the discretion to implement or change or increase regulation of the operations of the Fund and its portfolio companies. The Fund and its investments also could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements. Governments have considerable discretion in implementing regulations, including, for example, the possible imposition or increase of taxes on income earned by or from a portfolio company or gains recognized by the Fund on its investment in a portfolio company, that could impact the portfolio company’s business as well as the Fund’s return on investment.
The Fund’s reliance on the Investment Company Act exclusion requires compliance with specific conditions, and any change in its status under the Act may necessitate adjustments to its operation or structure that potentially increase costs and expenses. The Fund currently intends to rely upon the exclusion from the definition of “investment company” set out in Section 3(c)(7) of the 1940 Act. Reliance on Section 3(c)(7) of the 1940 Act requires, among other things, that each purchaser be a “qualified purchaser.” A “qualified purchaser,” as such term is defined in the 1940 Act, including the rules and regulations thereunder, includes a natural person who owns not less than $5 million in investments or a company, acting for its own account or the accounts of other qualified purchasers, that owns and invests on a discretionary basis not less than $25 million in investments, and certain trusts. The Fund’s subscription documents and Partnership Agreements will contain representations and restrictions on transfer designed to assure that the foregoing conditions are met.
While not currently expected, in light of the Fund’s perpetual structure, in the future, the General Partner of the Registrant may determine in its sole discretion for the Fund to seek to: (i) rely on a different exclusion from the definition of “investment company” under the 1940 Act; (ii) register as an investment company under the 1940 Act; or (iii) elect to be regulated as a business development company under the 1940 Act.
Any adjustment in the Fund’s business strategy, assets, tax treatment or other matters related to a change in the Fund’s treatment under the 1940 Act could negatively impact the value of the Units. If the Fund is required to register as an investment company under the 1940 Act, the Fund would become subject to substantial regulation with respect to the Fund’s capital structure (including its ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the 1940 Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters.
Compliance with the 1940 Act would, accordingly, limit the Fund’s ability to make certain investments and require the Fund to significantly restructure its business plan, which could materially adversely affect the Fund’s NAV and the Fund’s ability to pay distributions to investors.
The Fund, the General Partner, the Management Company and the Underlying Funds are subject to increased regulatory oversight. The financial services industry generally, and the activities of private investment funds and their managers, in particular, have in recent years been subject to intense and increasing regulatory oversight. Such scrutiny may increase the Fund’s, the General Partner’s, the Management Company’s and an Underlying Fund’s exposure to potential liabilities and will significantly increase legal, compliance and other related costs. As a result of such oversight, TPG anticipates that, in the normal course of business, TPG’s officers and officers of the Third-Party Managers will have contact with governmental authorities and need to respond to inquiries or examinations and/or implement new or enhance existing policies and procedures, and provide extensive additional disclosures and reporting to the SEC and investors. TPG also expects the Fund or an Underlying Fund to be subject to regulatory inquiries concerning its securities positions, trading activities and dealings with its portfolio companies.

The implementation of the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has resulted in extensive rulemaking and regulatory changes that affect private fund managers, the funds that they manage and the financial industry as a whole. Pursuant to the Dodd-Frank Act, the SEC adopted rules that require reporting by registered investment advisers to private funds. Such reporting obligations have recently been expanded by the SEC, which has added costs to TPG’s legal, operations and compliance obligations and those of the Fund, the Management Company, the Underlying Funds and the Third-Party Managers, and have increased the amount of time that they respectively spend on non-investment-related activities.
The Dodd-Frank Act and other regulatory reform initiatives affect a broad range of market participants with whom the Fund, the General Partner, the Underlying Funds and the Management Company interact or may interact, including banks, non-bank financial institutions, rating agencies, mortgage brokers, credit unions, insurance companies, custodians and other service providers, placement agents and other broker-dealers, accountants and auditors, futures commission merchants and swap dealers. It is difficult to predict future changes to the regulatory obligations of these market participants and the Fund, the General Partner, the Management Company, the Underlying Funds and the Third-Party Managers, and such continued uncertainty may increase volatility, making it increasingly difficult for TPG to execute the Fund’s investment strategy.
In light of the heightened regulatory environment in which the General Partner, the Management Company and the Fund operate and the ever-increasing regulations applicable to private investment funds and their investment advisers, it has become increasingly expensive and time-consuming for the Management Company and its affiliates to comply with such regulatory and compliance-related obligations. Such current and future rulemaking is expected to result in increased and significant compliance costs and expenses to the Fund. Further, such current and future rulemaking is expected to require additional resources of the Management Company being devoted to such regulatory and compliance-related obligations, which potentially will detract from the time and resources dedicated to the Fund. Any of the foregoing potentially will reduce overall returns for Limited Partners and/or have an adverse effect on the ability of the Fund to effectively achieve its investment objective.
In February 2023, the SEC proposed extensive amendments to the Advisers Act custody rule, which would, if adopted as currently proposed, extend the existing custody rule’s requirements beyond cash and securities to any positions held in an advisory client’s accounts (including assets such as real estate, artwork and rights to music catalogs); require registered investment advisers to enter into new or amended written agreements with each qualified custodian (“QC”) used to maintain client assets and obtain written assurances from that QC related to, among other matters, indemnification of client losses and the QC’s standard of care; require that a QC maintains possession or control of client assets, whereby the QC is required to participate in and effectuate any change of beneficial ownership of the assets, except with respect to certain privately offered securities and physical assets that the adviser reasonably determines (and documents) cannot be maintained by a QC in a manner in which such QC can maintain possession or control of those assets. If adopted, the proposed amendments could impose additional regulatory liability, increase compliance and other costs related to custodying the Fund’s assets (including costs of identifying and negotiating with new and existing QCs), limit the number of QCs available (or make it more costly for such QCs to operate, which might result in higher expenses to the Fund) and impose limitations or requirements on certain assets, which could result in the General Partner avoiding making certain types of investments on behalf of the Fund.
In addition, in July 2023, the SEC proposed new predictive data analytics rules, which would require broker-dealers and registered investment advisers to identify certain covered technologies (defined to include any analytical, technological, or computational function, algorithm, model, correlation matrix, or similar method or process that optimizes for, predicts, guides, forecasts, or directs investment-related behaviors or outcomes, and not limited to “artificial intelligence,” algorithmic trading or machine learning processes) which present or may present conflicts of interest in direct or indirect interactions (including exercising investment discretion, managing investments, providing information or soliciting new investment) with investors (which for investment advisers, will include investors in pooled investment vehicles) and eliminate or neutralize (rather than just disclose) such conflicts. Advisers using covered technologies would be required to adopt policies and procedures reasonably designed to prevent violations of the proposed rule, detailing the processes for identifying and evaluating covered technologies and conflicts of interest and for eliminating or neutralizing the effect of such conflicts, and advisers would also be subject to associated annual review and recordkeeping requirements (such as, maintaining a record of all covered technologies used in investor interactions, including the date of first use and each date on which the technology is materially modified). If adopted, the proposed rule could expose TPG to additional regulatory uncertainty, liability and increased compliance and other costs related to procuring, utilizing and monitoring covered technologies used in direct or indirect interactions with investors (including the costs of onboarding service and technology providers). If adopted, the rule could also cause TPG to limit or discontinue TPG’s use of certain covered technologies (even in cases where such technologies may benefit the Fund or investors, including in connection with the management of investments in portfolio companies) in order to eliminate or neutralize conflicts associated therewith or to avoid the costs of complying with the rule with respect to such technologies, limit certain direct or indirect interactions with investors that involve the use of a covered technology, or otherwise alter how TPG integrates covered technologies into its investment management services and related processes, which could be detrimental to the Fund and Limited Partners, particularly given the proposed rule’s breadth.
The SEC has recently adopted, and continues to propose, new rules and amendments under the Advisers Act addressing anti-money laundering reporting and compliance requirements, cybersecurity risk management and governance, the oversight and due diligence of service providers, and enhancements to Regulation S-P regarding the protection of customer information and incident response obligations. There can be no assurance that these new SEC rules and amendments will not have a material adverse effect on TPG, the General Partner, the Fund, its investments and/or the Limited Partners, or that such rules or amendments will not materially reduce returns to Limited Partners.
On August 28, 2024, the U.S. Treasury Department’s Financial Crimes Enforcement Network released a final rulemaking imposing anti-money laundering compliance obligations on registered investment advisers. The final rule, which went into effect on January 1, 2026, imposes increased compliance obligations and may require TPG to obtain additional information or representations from investors, increase the amount of time TPG spend on non-investment-related activities and/or otherwise increase compliance costs.
Another key feature of the Dodd-Frank Act is the potential extension of prudential regulation by the Federal Reserve to nonbank financial companies that are not currently subject to such regulation but that are determined to pose risk to the U.S. financial system. The Dodd-Frank Act defines a “nonbank financial company” as a company that is predominantly engaged in activities that are financial in nature. The Financial Stability Oversight Council (the “FSOC”), an interagency body created to monitor and address systemic risk, has the authority to subject such a company to supervision and regulation by the Federal Reserve (including certain capital, leverage and liquidity requirements) if the FSOC determines that such company is systemically important, in that its material financial distress or the riskiness of its activities could pose a threat to the financial stability of the United States. The Dodd-Frank Act does not contain any minimum size requirements for such a determination by the FSOC, and it is possible that it could be applied to private funds, particularly large, highly leveraged funds.
The Dodd-Frank Act also imposes a number of restrictions on the relationship and activities of banking organizations with certain private equity funds and hedge funds and other provisions that affect the private equity industry, either directly or indirectly. For example, the Dodd-Frank Act added Section 13 to the Bank Holding Company Act, commonly referred to as the “Volcker Rule,” which (together with its implementing regulations), among other things, prohibits, subject to certain exceptions, any “banking entity” (generally defined as (i) any insured depository institution, subject to certain exceptions including for depository institutions that (together with every company that controls it) has $10 billion or less in total consolidated assets and trading assets and liabilities that are less than 5% of total consolidated assets, (ii) any company that controls such an institution, (iii) a non-U.S. bank that is treated as a bank holding company for purposes of U.S. banking law and (iv) any affiliate or subsidiary of the foregoing entities) from sponsoring, investing in, or conducting certain activities with a private equity fund, hedge fund or other fund that is not subject to the provisions of the Investment Company Act in reliance solely upon either Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
Future legislation may have an adverse effect on the private equity industry generally and/or on TPG or the Fund, specifically. Therefore, there can be no assurance that any continued regulatory scrutiny or initiatives will not have an adverse impact on TPG or otherwise impede the Fund’s activities. Federal, state, and local legislators and regulators regularly introduce measures or take actions that may modify the regulatory requirements applicable to the financial industry. Changes in laws, regulations or regulatory policies could adversely affect the private equity industry generally and/or TPG or the Fund in substantial and unpredictable ways. TPG cannot predict if new legislation or regulations will be enacted or adopted and, if enacted or adopted, the effect that it would have on the private investment fund industry. Prospective investors should note that any significant changes in, among other things, banking and financial services regulation, including the regulation of the asset management industry, could have a material adverse impact on the Fund and its activities.

The Alternative Investment Fund Managers Directive (Directive 2011/61/EU) (the “AIFM Directive”) as transposed into national law within the member states of the European Economic Area (the “EEA”), imposes requirements on (i) EEA alternative investment fund managers (“AIFMs”) managing or marketing alternative investment funds (“AIFs”) and (ii) non-EEA AIFMs that market AIFs within the EEA. The UK has retained and transposed the AIFM Directive into UK law following its withdrawal from the EU pursuant to the Alternative Investment Fund Managers Regulation 2013, as amended, including by the European Union (Withdrawal) Act 2019 and the Alternative Investment Fund Managers (Amendment) (EU Exit) Regulations 2018 (together, the “UK AIFM Law”). The UK AIFM Law imposes requirements on (i) UK AIFMs managing or marketing AIFs and (ii) non-UK AIFMs that market AIFs within the UK. The AIFM Directive and UK AIFM Law will apply to the Management Company to the extent that Units are marketed to investors domiciled, resident or with a registered office in the EEA or the UK (“EEA and UK Investors”).
The Management Company is not, and is not able to become, authorized under the AIFM Directive as of the date of this report. However, the Management Company’s marketing of Units to EEA and UK Investors who are professional investors (within the meaning of the AIFM Directive) may lead to the application of certain AIFM Directive registration and transparency requirements, as well as any additional requirements imposed by national private placement regimes (“NPPRs”) of individual member states of the EEA or of the UK. Under the Article 42 of the AIFM Directive or Article 59 of the UK AIFMD Law (as applicable), which permits marketing to investors in the EEA or UK under an applicable NPPR, the AIFM must at a minimum: (i) provide pre-investment and periodic disclosure to investors; (ii) provide prescribed information to regulators on a periodic basis; (iii) prepare an annual report and make it available to investors and regulators; and (iv) if applicable (a) comply with notification and disclosure requirements in relation to the acquisition of significant stakes and / or control of non-listed companies and issuers and (b) comply with restrictions on certain distributions, capital reductions and share redemptions in respect of portfolio companies (the anti-asset-stripping rules).
The conditions applicable to marketing in the EEA and the UK under NPPRs described above may limit the Fund’s ability to attract EEA and UK Investors, which may result in a reduction in the overall amount of capital that the Fund is able to raise, and thus affect the Fund’s investment strategy or limit the range of investments that the Fund is able to pursue and make. In addition, compliance with the AIFM Directive, UK AIFM Law and NPPRs would result in the Fund incurring additional costs and expenses and making certain disclosures, and may otherwise adversely affect the management of the Fund and its investments.
In April 2024, new rules came into force that have the effect of amending the AIFM Directive (“AIFM Directive II”). Once implemented as anticipated, the AIFM Directive II could adversely affect a fund’s ability to achieve its investment objectives, as well as the ability of a fund to conduct their operations or increase the costs or compliance obligations to which a fund or its alternative investment manager is subject to. The AIFM Directive II reforms include, but are not limited to, amendments to provisions relating to governance, marketing, investor disclosures, delegation, regulatory reporting, extension of permitted activities and the introduction of a new loan origination framework. Additional costs may be incurred by TPG in order to ensure compliance with the amendments to the AIFM Directive and this could adversely affect the Fund and therefore investors, which may put the Fund at a relative disadvantage in relation to certain competitors that may not be subject to such requirements and restrictions. It is also unclear at this stage whether the UK would seek to implement any similar legislative proposal.
The interpretation and application of the AIFM Directive is subject to change as a result of, for example, the issuance of further national guidance by a member state, the issuance of binding guidelines by the European Securities and Markets Authority, or in the UK, by rules or guidance issued by the FCA, or pursuant to further legislation amendments in either the UK or the EU, or a change in the national private placement regimes.
Each investor in the Fund must make its own determination as to whether its investment in the Fund would be affected by the foregoing regulations, and the potential impact of such regulations on its investment, any liquidity in connection therewith and on its portfolio generally.
The Fund is subject to antitrust risks. The Fund and its portfolio companies will be subject to antitrust and competition rules that apply in the United States and the countries or regions where they do business, and there has been increased scrutiny from antitrust regulators around the world. The application of those rules and the increased scrutiny by authorities could result in sanctions, fines or penalties, including civil damage actions, delays or other difficulties in consummating the Fund’s investments or divestments. This could also negatively affect the TPG brand and reputation and could be distracting to management. In some cases, private equity sponsors could be held jointly and severally liable for any sanctions or penalties imposed on current or former portfolio companies for breach of antitrust rules or regulations. This has become particularly true in Europe. Also, there have been governmental investigations and lawsuits alleging that certain club deals or consortium bids constituted an illegal attempt to collude and drive down the price on acquisitions. There can be no assurances that the Fund, the General Partner, the Management Company or the portfolio companies will not be subject to litigation or investigations involving consortium bids or allegations of other anticompetitive activity.
The Fund is subject to the risks of monetary policy and governmental intervention. As part of the response to the global financial crisis that began in 2008, governmental actions were taken to stabilize markets and to encourage economic growth. The Federal Reserve and global central banks, including the European Central Bank, have, in addition to other governmental actions to stabilize markets and to encourage economic growth, acted to hold interest rates to historic lows.
In particular, with respect to Federal Reserve actions, beginning in 2013, the Federal Reserve began tapering down its “quantitative easing” program of purchasing long-term securities. The quantitative easing program was originally designed to keep U.S. long-term interest rates at low levels in the wake of the 2008 financial crisis. In 2015, the Federal Reserve began a series of increases to the federal funds rate that continued through 2018. In July 2019, the Federal Reserve lowered the federal funds rate for the first time since 2008, and then subsequently lowered the federal funds rate further. Starting from March 2022, the Federal Reserve instituted a series of increases to the federal funds rate again, resulting in the rise of interest rates across the U.S. financial system. The Federal Reserve initiated a cycle of lowering federal funds rates in the second half of 2024, in response to cooling inflation and a stable labor market, and continued to lower rates in 2025.
In September 2017, the Federal Reserve also announced it would reduce its holdings of mortgage-backed securities gradually over time, which process may also result in an overall higher-interest environment for long-term securities. It is possible that, if interest rates were to rise substantially and the U.S. economy were to begin to deteriorate, the Federal Reserve could decide to reinstate its asset purchase program or institute other measures designed to further reduce interest rates. These measures could lead to a flattening in the yield curve, increased prepayment rates (resulting from lower long-term interest rates), and a narrowing of the net interest margin. The Federal Reserve initiated a new round of large-scale purchases of securities as a result of the COVID-19 outbreak. However, in September 2021, the Federal Reserve indicated that it would likely begin reducing its monthly bond purchases, and such reduction began in late 2021 as an effort by the Federal Reserve to unwind its balance sheet.
It cannot be predicted with certainty when, or how, these policies will further change, but actions by the Federal Reserve and other central bankers may have a significant effect on interest rates and on the U.S. and world economies generally, which in turn may affect the performance of the Fund’s investments. Further financial crises may result in additional governmental intervention in the markets. In addition, the consequences of the extensive changes to the regulation of various markets and market participants that may result from changes in the U.S. government and policies are difficult to predict or measure with certainty.
The right of certain portfolio companies to generate, deliver or sell certain goods or services may be granted by or derive from approval by governmental entities and are subject to special risks, including the risk that the relevant governmental entity will exercise sovereign rights and take actions contrary to the rights of the Fund or the relevant portfolio company or project under the relevant agreement. There can be no assurance that the relevant governmental entity will not legislate, impose regulations or change applicable laws or act contrary to the law in a way that would materially and adversely affect the business of any underlying portfolio company.
Furthermore, political and social instability in the future could adversely affect the Fund’s investments in certain countries and/or regions. Such instability could result from, among other things, a change in leadership, social disruption, popular unrest associated with demands for improved political, economic and social conditions or popular opposition to government policies that facilitate direct foreign investment. There can be no assurance that economic, social or political unrest in the future will not materially and adversely affect the business of any portfolio company.

With respect to any emerging market country, there is a heightened risk of nationalization, expropriation or confiscatory taxation, political changes, government regulation, economic or social instability or diplomatic developments (including war) which could affect adversely the economies of such countries and the value of the Fund’s investments in those countries. In addition, the inter-relatedness of the economies in emerging market countries has deepened over the years, with the effect that economic difficulties in one country often spread throughout the region. No assurance can be given that the Fund’s investments will not be adversely affected by circumstances in countries outside of where investments are located.
The Fund may acquire portfolio companies that are heavily dependent on governmental licenses. Portfolio companies in non-U.S. countries could be dependent upon the grant, renewal or continuance in force of appropriate contracts, licenses, permits and regulatory approvals and consents which might be valid only for a defined time period, might be subject to limitations and might provide for withdrawal in certain circumstances. There can be no assurance that such contracts, licenses, permits and regulatory approvals and consents would be granted, renewed or continue in force, or if so, on what terms. Additionally, governments and other regulators might impose conditions on the operations and activities of a portfolio company as a condition of granting its approval or to satisfy regulatory requirements. Such conditions, which could be statutory or commercial in nature, could limit a portfolio company’s ability to invest in competing industries or acquire significant market power in a particular market, or provide a disincentive to do so. Further, a governmental agency might impose conditions of ongoing ownership or equivalent requirements on a portfolio company in respect of underlying projects. This could include a requirement that certain assets remain managed by a portfolio company, the Fund or its affiliates. Such conditions could be susceptible to revision or cancellation and legal redress could be uncertain or delayed. There can be no assurance that joint ventures, licenses, license applications or other legal arrangements will not be adversely affected by the actions of government authorities or others and the effectiveness of and enforcement of such arrangements cannot be assured.
The Fund is subject to local intermediary risks. Certain of the Fund’s transactions could be undertaken through local brokers, banks or other organizations in non-U.S. countries, and the Fund will be subject to the risk of default, insolvency or fraud of such organizations. Such local brokers, banks and other organizations are subject to various laws and regulations in various jurisdictions that are designed to protect their customers in the event of insolvency. However, the practical effect of these laws and their application to the Fund’s assets are subject to substantial limitations and uncertainties. There can be no assurance that any money advanced to such organizations will be repaid or that the Fund would have any recourse in the event of default. The collection, transfer and deposit of bearer securities and cash expose the Fund to a variety of risks including theft, loss and destruction.
The Fund is subject to the risks of corruption. Corruption remains a significant problem in some non-U.S. countries and its effects seriously constrain the development of local economies, erode stability and trust and its macroeconomic and social costs are significant. There often exists insufficient anti-corruption legislation and co-ordination of anti-corruption initiatives. Corruption could cause the Fund’s investments to be adversely affected including through loss of rights to assets or profits or operational difficulties.
The Fund is subject to the risks of governmental action. The Fund’s investments may become subject to nationalization, condemnation, seizure, eminent domain or other similar actions by governmental authorities. Such an action could have a material adverse effect on the financial viability and marketability of the Fund’s investment and there can be no assurance that the Fund will have, or be able to effectively enforce, any rights to prevent such action. In addition, the Fund may not be able to anticipate and/or insure against any such losses of property and ultimately may not receive adequate or timely compensation for the cost of its investment and any improvements or other costs relating thereto.
Changes in tax and regulatory environment may increase costs or impose restrictions on investments. Investment by private equity and other investment firms in certain countries has attracted, and may continue to attract, scrutiny by tax and other regulatory authorities in such countries. Although TPG will continue to use reputable legal and tax advisors in connection with the investment activities of the Fund, there can be no assurance that such authorities will not audit, investigate or otherwise inquire as to the Fund’s investment activities or that such authorities will not impose fines or penalties in connection therewith.

Non-U.S. companies in which the Fund may invest are subject to different reporting standards than those applicable to U.S. companies and thus the Fund may have limited financial or information on such non-U.S. companies. Companies in many non-U.S. countries are subject to accounting, auditing and financial (including reporting) standards and requirements that differ, in some cases significantly, from those applicable to U.S. companies. In particular, the assets and profits appearing on the financial statements of a company in such non-U.S. countries might not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with U.S. generally accepted accounting principles. In addition, for companies that keep accounting records in local currency, inflation accounting rules in some of the countries require, for both tax and accounting purposes, that certain assets and liabilities be restated on the company’s balance sheet in order to express items in terms of currency of constant purchasing power while other countries do not permit such restatement. Inflation accounting could indirectly generate losses or profits or disguise true losses or profits. There is generally substantially less publicly available reports, ratings and other types of information about companies in some non-U.S. countries than there are published about U.S. companies. The Fund will not necessarily have access to all available information to determine fully the origination, credit appraisal and underwriting practices utilized with respect to the investments or the manner in which the investments have been serviced and/or operated. In addition, information available to the Fund and the Partners, including both general economic and commercial information and information concerning specific enterprises or assets, might be less reliable and less detailed than information available in more economically developed countries. As a result of these factors, the Fund’s due diligence activities will provide less information than due diligence reviews of companies in more developed countries. The lower standards of due diligence in certain countries will increase the risk related to the Fund’s investments in these countries. Additionally, certain financial or predictive models used by the Fund may not factor in such announcements or other fundamental information, and even if such announcements or information is factored into such models, the Fund may not adequately adjust the weighting of such information to compensate for the lack of reliability. Furthermore, investments in certain non-U.S. countries are prone to fraud and false reporting practices. In certain cases, officers/executives/employees of some companies might deliberately falsify or cover up certain company reports or practices, and the Fund could be misinformed regarding its portfolio companies. It is also possible that the officers/executives/employees of the Fund’s portfolio companies, after the Fund has invested in such entities, engage in acts that are in violation of their agreements with the Fund, or otherwise engage in certain acts that damage the interests of the Fund.
Any of these issues could undermine the performance of the Fund’s investments. While the Fund and the General Partner will endeavor to conduct appropriate due diligence in connection with each investment, no guarantee can be given that they will obtain the information or assurances that an investor in a more sophisticated economy would obtain before proceeding with an investment.
Investing in derivatives may expose the Fund to substantial risks, including counterparty credit risk, leverage risk, and regulatory compliance costs. The Dodd-Frank Act enacted, and the CFTC and SEC have issued or proposed rules to implement, both broad new regulatory requirements and broad new structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being implemented in the European Union, the UK, Japan and other major financial markets.
These changes include but are not limited to:
•requirements that many categories of the most liquid OTC derivatives (currently limited to specified interest rate swaps and index credit default swaps) be executed on qualifying, regulated exchanges and be submitted for clearing;
•real time public and regulatory reporting of specified information regarding OTC derivative transactions;
•enhanced documentation requirements;
•margin requirements for uncleared derivatives;
•position limits; and
•recordkeeping requirements.

While these changes are intended to mitigate systemic risk and to enhance transparency and execution quality in the OTC derivative markets, TPG does not know the impact of these changes at this time. For instance, cleared OTC derivatives are subject to margin requirements established by regulated clearinghouses, including daily exchanges of cash variation (or mark-to-market) margin and an upfront posting of cash or securities initial margin to cover the clearinghouse’s potential future exposure to the default of a party to a particular OTC derivative transaction. Furthermore, “financial end users,” such as the Fund, that enter into OTC derivatives that are not cleared are generally required to exchange margin to collateralize such derivatives. Under the new rules, the level of margin required to be exchanged in connection with uncleared OTC derivatives in many cases is substantially greater than the level typically required by market participants or clearinghouses.
These changes could significantly increase (to the extent relevant to the Fund’s investments) the costs to the Fund of utilizing OTC derivatives, reduce the level of exposure the Fund is able to obtain (whether for risk management or investment purposes) through OTC derivatives and reduce the amounts available to the Fund to make non derivative investments. These changes could also impair liquidity in certain OTC derivatives and adversely affect the quality of execution pricing the Fund obtains. As a result, these changes could adversely impact the Fund’s investment returns. Furthermore, the margin requirements for cleared and uncleared OTC derivatives may require that the General Partner, in order to maintain its exemptions from CPO registration (if any), limit the Fund’s ability to enter into hedging transactions or to obtain synthetic investment exposures, in either case adversely affecting the Fund’s ability to mitigate risk.
U.S. Commodity Futures Trading Commission’s position limits may require Portfolio Companies to use costlier hedging methods or potentially be exposed to price volatility. The Dodd Frank Act significantly expanded the scope of the CFTC’s authority and obligation to require reporting of, and adopt limits on, the size of positions that market participants may own or control in commodity futures and futures options contracts and swaps. The Dodd Frank Act also narrowed existing exemptions from such position limits for a broad range of risk management transactions.
In accordance with the requirements of the Dodd-Frank Act, the CFTC has adopted additional speculative position limits on additional specified agricultural, energy and metals futures contracts, futures contracts and options on futures contracts that are linked to these specified contracts, and economically equivalent swaps. The CFTC’s position limits rules also restrict the availability of exemptions from position limits for certain hedging activity and impose requirements on U.S. futures exchanges and swap execution facilities to administer position limits and related exemptions. The Dodd-Frank Act also authorizes the CFTC to establish, but the CFTC has not yet established position limits applicable to other types of swaps that are economically equivalent to United States listed futures and futures options contracts, including contracts on nonphysical commodities, such as rates, currencies, equities and credit default swaps, and aggregate position limits for a broader range of derivatives contracts based on the same underlying commodity, including swaps and futures and futures options contracts.
A person (including the General Partner and the Management Company) is generally required to aggregate positions it owns or controls (including held indirectly through entities in which a person has a 10% or greater ownership interest) for purposes of current and new position limits, subject to certain exemptions for, among other things, independently traded positions.
TPG does not know the full impact of these changes at this time. Individually and collectively, CFTC position limits and associated aggregation requirements could increase the costs to the Fund or a portfolio investment of maintaining positions in commodity futures and futures option contracts and swaps and reduce the level of exposure the Fund or such portfolio investment is able to obtain (whether for risk management or investment purposes) through commodity futures and futures option contracts and swaps. These requirements could also impair liquidity in certain swaps and adversely affect the quality of execution pricing obtained by the Fund or a portfolio investment, all of which could adversely impact the Fund’s or such portfolio investment’s investment returns.

It may be difficult for investors to bring suit. Laws and legal standards differ in many non-U.S. countries from those in the United States, Europe or the UK. These laws and standards could have a material effect on the Fund’s investments, as well as the general economic and political environment in one or more of such countries. The general trend of legislation in certain non-U.S. countries has somewhat enhanced the protection afforded foreign investment and has, for example, improved the legal climate for business. However, there can be no assurance that this trend in economic legislation will not be slowed, curtailed or reversed, particularly in the event of a change in leadership, social disruption or other circumstances affecting the social, political or economic status of certain countries. In addition, many non-U.S. countries do not have well-developed shareholder rights and provide inadequate legal remedies for breaches of contract (e.g., a shareholder agreement). Shareholder claims that are common in jurisdictions such as the United States, including class action securities law and fraud claims, could be difficult to pursue as a matter of law or as a practical matter in certain other countries. The lack of comprehensive and enforceable legal and regulatory systems in certain non-U.S. countries is likely to adversely affect the Fund’s investments and prevent the Fund from enforcing its rights. Limitations on the enforceability of contractual obligations in certain non-U.S. countries could materially and adversely affect revenues and earnings of the Fund’s investments. If counterparties repudiate contracts or default on their obligations, there might not be adequate remedies available. Actions brought in certain non-U.S. countries to enforce contractual rights, or other legal or regulatory proceedings, could be costly and continue for a number of years without resolution. In certain instances, the acquisition of the Fund’s investments will involve an ongoing commitment to local agencies and entities, including governmental agencies and the extent to which such local agencies and entities will recognize the contractual and other rights of the parties they deal with could be uncertain. Such a shift could have a material adverse effect on the business and prospects of a company in which the Fund invests.
The ability of the Fund to bring suit against an entity in which the Fund invests or such entity’s directors, executive officers or shareholders could be limited. Such entities will likely be organized under the laws of countries other than the United States, European countries or the UK, their directors and officers are likely to reside outside of the United States, Europe and the UK, and substantially all of their assets could be located outside of the United States, Europe and the UK. As a result, it is likely that the Fund will be unable to effect service of process within the United States, Europe or the UK upon such entities or their directors and officers. Even where an entity is successfully sued in the United States, Europe or the UK, enforcement of the judgment in certain jurisdictions is impossible and in other jurisdictions could be difficult.
The Fund can be subject to litigation and investigations that may be costly and divert resources and attention from the Fund’s key personnel. In connection with ordinary course investing activities, the General Partner, the Fund and/or the Fund’s investments may become involved in litigation, including as a party or non-party or in governmental and//or regulatory inquiries, investigations and/or proceedings either as a plaintiff or defendant. There can be no assurance that any such litigation, investigation or proceeding, once begun, would be resolved in favor of the General Partner, the Fund and/or the Fund’s investments (as applicable). Any such litigation, investigation or proceeding could be prolonged and expensive. In addition, it is by no means unusual for participants in reorganizations, take-privates or other transactions to use the threat of, as well as actual, litigation as a negotiating technique. The expense of researching and gathering information in respect of any discovery requests or potential litigation, defending against claims by third parties and paying any amounts pursuant to settlements or judgments generally would be borne by the Fund and would reduce net assets. In addition, from time to time past or current partners, members, employees and managers of the General Partner may disagree with the General Partner and/or its management over terms related to separation or other issues. If not resolved, such disputes could lead to litigation or arbitration, which could be costly, distracting and/or time-consuming for the General Partner.
U.S. and foreign authorities may have difficulty bringing enforcement actions. Due to jurisdictional limitations, matters of comity and other factors, the SEC, the U.S. Department of Justice and other U.S. and non-U.S. authorities will be limited in their ability to pursue enforcement or other actions against companies in certain non-U.S. countries that engage in fraud or other wrongdoings.
Similar limitations also apply to pursuit of actions against individuals in such non-U.S. countries, including officers, directors, shareholders and individual gatekeepers who may have engaged in fraud or other wrongdoing. In addition, local authorities in certain non-U.S. countries are often constrained in their ability to assist foreign authorities and foreign investors more generally.

Limited Partners have limited voting and governance rights. Limited Partners are not entitled to vote in the election of the Fund’s directors. Accordingly, the Fund is not required to file proxy statements or information statements under Section 14 of the Exchange Act except in those limited circumstances where a vote of Limited Partners is required under the applicable Partnership Agreement or Delaware law. Moreover, Limited Partners are not able to bring matters before meetings of Limited Partners or nominate directors at such meeting, nor are they generally able to submit Limited Partner proposals under Rule 14a-8 of the Exchange Act.
The Fund will be subject to potential reporting obligations. Acquisitions by the Fund of equity securities are expected to result from time to time in reporting and compliance obligations under the Exchange Act and the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or their equivalent regimes in non-U.S. jurisdictions. Portfolio companies may also subject the Fund and, in limited circumstances, its partners, to other regulatory and reporting requirements. Investments in the communications, insurance, financial services, healthcare and mortgage industries would typically require the Fund or its affiliates to secure regulatory approvals or licenses, or to disclose information about itself or its equity holders. Applying for and obtaining these licenses could take several months, and there is no assurance the Fund will obtain all desired licenses, in which case its investment options could be restricted. In addition, the Fund will be subject to tax reporting requirements in the United States and likely in other jurisdictions. The Fund will bear the costs of compliance.
The Fund may be obligated to disclose certain confidential information related to its transactions. Certain investors in the Fund are subject to state public records, similar freedom of information or other laws that compel public disclosure of confidential information regarding the Fund, their investments and their other investors, and the Fund may be required to disclose confidential information in connection with transactions. There has been an increase in the number of requests under such laws for contracts (including partnership agreements, subscription agreements and any separate written agreements) that investors that are subject to such laws have in place with private investment funds, as well as offering and other materials related to such funds. The Fund may incur expenses in connection with responding to any such disclosure requests, even if the Fund ultimately succeeds in asserting confidentiality for any requested documents and other materials. Moreover, notwithstanding the obligation that an investor may have to maintain the confidentiality of the Fund’s information, there can be no assurance that such information will not be disclosed either publicly or to regulators, law enforcement or otherwise. The Fund may also, in certain circumstances, in an effort to protect against any such potential disclosure, withhold all or any part of the information the Fund would otherwise provide such an investor. The public disclosure of this information may adversely affect the Fund and its investment activities.
In addition, the Fund could be required to disclose certain confidential information regarding some or all of the Limited Partners, including but not limited to, their names (including the names of their beneficial owners), contact information, control person information, jurisdictions of formation or operation and the categories of investor type to which such Limited Partners belong. Such disclosure could be made in connection with a public offering of a portfolio company or other transactions or generally in connection with the operation of the Fund, and to a variety of recipients, including to other Limited Partners, counterparties, regulators, stock exchanges, self-regulatory organizations, investment banks, legal counsel and other advisors, lenders and potential lenders to the Fund and rating agencies, and in disclosure documents.
The Fund may be subject to the liabilities of controlling interests and the provision of Third-Party Managerial assistance. Through equity ownership, representation on the board of directors and/or contractual rights (if applicable), the Fund may be deemed to control, participate in the management of or otherwise influence substantially the conduct of portfolio companies. The designation of TPG’s professionals and/or individuals that are former TPG employees or otherwise have close business and personal relationships with TPG (“Senior Advisors”) as directors and the exercise of control over a company imposes additional risks of liability for environmental damage, product defects, pension and other fringe benefits, failure to supervise management, violation of laws and governmental regulations (including securities laws) and other types of liability, for which the limited liability generally afforded to investors may be ignored. If these liabilities were to arise, the Fund may suffer a significant loss, exposing the assets of the Fund to claims by a portfolio company, its other security holders, its creditors or governmental agencies, which may exceed the value of the Fund’s initial investment in that portfolio company. While TPG intends to reduce exposure to these risks to the extent practicable, the possibility of successful claims cannot be precluded.

The Fund may be subject to risks arising from potential control group liability. Where an entity owns 80% or more (or possibly, under certain circumstances, less than 80%) of a portfolio company, such entity (and any other 80%-owned portfolio companies of such fund) might be found liable for certain pension liabilities of such a portfolio company to the extent the portfolio company is unable to satisfy such liabilities. If the Fund (or other 80%-owned portfolio companies of the Fund) were deemed to be liable for such pension liabilities, this could have a material adverse effect on the operations of the Fund and the companies in which the Fund invests. This discussion is based on current court decisions, statute and regulations regarding control group liability under Employee Retirement Income Security Act of 1974, as amended (“ERISA”), which may change in the future as the case law and guidance develops.
The Fund may become subject to risks related to ERISA. Investment in the Fund is generally open to institutions including pension plans and other entities subject to ERISA and/or Section 4975 of the Code. Subject to the considerations discussed herein, the Fund will require certain representations or assurances from investors to determine compliance with one of more exceptions to holding Plan Assets. TPG intends to operate the Fund so that the assets of the Registrant and certain other Partnerships will not be considered Plan Assets. Investment by “benefit plan investors” (as defined in Section 3(42) of ERISA) in one or more of the Partnerships (including Feeder TE) may not be limited and, accordingly, the assets of such Partnerships may be deemed to be “plan assets” subject to ERISA and/or Section 4975 of the Code. Each investor in such Partnerships will acknowledge and agree that (i) during any time that the assets of such Partnership constitute “plan assets,” the General Partner will act only as a custodian with respect to such assets and the General Partner is not intended to be a fiduciary for purposes of ERISA with respect to such Partnership’s assets or the indirect investment of such assets in the Registrant; and (ii) by making a capital contribution to such Partnerships, such investor will be deemed to direct the indirect investment of such assets into the Registrant.
In accordance with the foregoing, TPG may prohibit certain transfers of interests or refrain from making certain investments so as to avoid the assets of the Registrant and certain other Partnerships from being deemed to be Plan Assets. In addition, TPG could be required to liquidate Fund investments at a disadvantageous time, which may result in lower proceeds to the Fund than might have been the case without the need for such compliance, to cause certain Limited Partners to liquidate their investments in the Fund, and/or to take such other actions permitted under the Partnership Agreements as TPG considers necessary for these purposes. See “Item 1. Business—Certain ERISA Considerations.”
Compliance with growing cyber security and data protection laws and regulations require substantial time and resources which may increase over time. Legislators and regulators around the world identify privacy, data protection, information security and wider data regulation as high priorities, and the global legal frameworks in this area are rapidly evolving and likely to remain uncertain for the foreseeable future. These laws could materially impact the ability of TPG, the General Partner, the Management Company, the Fund, its portfolio investments and/or their respective affiliates or service providers to collect, use, share and/or retain data, including personal data, and thereby adversely impact current and planned business activities. Monitoring and responding to developments in such laws may increase compliance costs, and any failure to comply could result in regulatory investigations, fines, sanctions or other penalties, all of which could have a material adverse impact on the Fund and/or its portfolio investments.
In particular, TPG, the Fund, the General Partner, the Management Company and their respective affiliates and service providers may be subject to various laws and regulations related to privacy and data protection, cybersecurity laws, including, as applicable, the EU General Data Protection Regulation, the UK General Data Protection Regulation (“UK GDPR”), the Data Protection Act (As Revised) of the Cayman Islands, the Personal Information Protection Law of the People’s Republic of China, as well as laws in Australia, Japan, Dubai International Financial Centre, the Abu Dhabi Global Market, Hong Kong, India, Korea and Singapore, Regulation S-P, the California Consumer Privacy Act as amended by the California Privacy Rights Act, the New York SHIELD Act and a range of proposed additional laws at the federal level and in California, New York, Texas and other states. The cumulative effects of the recently adopted laws include:
•heightened transparency and accountability surrounding the collection, use and disclosure of personal information;
•an enhanced ability of individuals, relative to companies, to control the use of their personal data;
•in certain circumstances, increased obligations to obtain individuals’ consent to the processing of their personal data;

•restrictions on the cross-border transfer of personal data to third countries;
•increased obligations to maintain the security of data; and
•additional exposure to fines or damages for companies that do not adhere to required data protection principles, accord individuals their specified privacy rights, that experience data breaches or that fail to maintain cybersecurity at certain levels.
Future jurisdictions may adopt additional laws and regulations the scope and terms of which are not currently clear. Several of these laws and regulations contain substantial financial penalties for violations even if such violations are unintentional or inadvertent. There can be no assurance that any systems that aim to promote compliance with data privacy and security laws, both those adopted to date and those that may be adopted in the future, will be effective. Failure to comply with such laws could result in significant fines, damages or restrictions on TPG’s ability to process personal information that could have a material adverse effect on the Fund. The Fund may be subject to litigation (including class action), regulatory inquiries and enforcement and incur substantial penalties, liabilities and damage to its reputation if it, TPG, the General Partner or the Management Company is found to have breached a data protection law or regulation. Even though the Fund will endeavor to comply with such laws and regulations, many of them are new and interpretations of some of their provisions are not yet clear. In addition, a number of the laws and regulations contain subjective elements which could allow a regulator or third party to challenge the Fund’s compliance efforts and determinations even if they were made in good faith.
Data privacy laws may also affect the companies that the Fund invests in. For example, China has placed increasing focus on companies’ data privacy and cybersecurity practices in recent years, including by adopting significant new laws and regulations in 2017 (the Cyber Security Law) and in 2021 (the Personal Information Protection Law and the Data Security Law). The implications of these and other new laws and regulations remain uncertain, and they could materially and adversely affect companies in which the Fund invests.
The costs of compliance with, and other burdens imposed by applicable data privacy laws may be borne directly or indirectly by the Fund and may, therefore, reduce returns that would otherwise be available to the Limited Partners. Further legislative evolution in the field of data privacy and wider data regulation is expected, and monitoring and responding to these developments may further increase compliance and other costs. For example, on October 23, 2024, the UK government introduced the draft Data (Use and Access) Bill, which proposes various amendments to the current UK data protection regime, including to bring the maximum fine threshold under the ePrivacy rules (currently £500,000) in line with the UK GDPR threshold (the higher of £17.5 million or 4% of annual global turnover), and the introduction of new data sharing frameworks. TPG cannot predict how these and other data laws may develop, or how they will be applied or interpreted by regulators and courts, and it may result in the business practices of TPG or related organizations changing in a manner which adversely affects the Fund and/or its portfolio investments.
Compliance with current and future privacy, data protection and information security laws and wider data regulation – including those related to the collection, use, sharing, retention and safeguarding of personal data – could significantly impact current and planned data, privacy and information security related practices and related business activities. A failure to comply with such laws could result in fines, sanctions or other penalties, which could materially and adversely affect results of operations and the overall business of TPG, the Fund or its portfolio investments, as well as have a negative impact on their respective reputations.
The Fund may face risks relating to artificial intelligence and machine learning. The emergence of recent technology developments in artificial intelligence (“AI”) and machine learning technology, including, for example, Open AI’s release of its ChatGPT application (collectively, “Machine Learning Technology”), could pose risks to TPG, the Fund and its portfolio companies. These risks could arise if such parties utilize Machine Learning Technology in connection with their business activities, including investment activities, or if their respective third-party service providers or any other entities or persons connected to them, whether or not known to them, use Machine Learning Technology. TPG will not be in the position to control the manner in which third-party products are developed or maintained or the manner in which third-party services are provided. Furthermore, TPG personnel could utilize Machine Learning Technology in contravention of any policies that TPG has to prohibit or otherwise restrict the use of Machine Learning Technology. In addition, Machine Learning Technology may be competitive with the business of a portfolio company or other entities connected to the Fund, or increase the potential for obsolescence of their products or services.

Use of Machine Learning Technology by any of the parties described in the previous paragraph could include the input of confidential information (including material non-public information and personal information) into Machine Learning Technology, resulting in such confidential information becoming part of a dataset that is accessible by other third-party Machine Learning Technology applications and users. This use could be in contravention of confidentiality agreements or TPG policies.
Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the dataset that Machine Learning Technology utilizes to operate. Additionally, certain data in such datasets will inevitably contain a degree of inaccuracies and errors, potentially materially so, and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent that TPG is exposed to the risk of Machine Learning Technology use, any such inaccuracies or errors could have adverse impacts on TPG, the Fund and its portfolio companies. Further, the use of Machine Learning Technology could result in claims by third parties of infringement, misappropriation or other violations of intellectual property, including based on the use of large datasets to train Machine Learning Technology, or the use of output generated by Machine Learning Technology, in either case which may contain or be substantially similar to third-party material protected by intellectual property, including patents, copyrights or trademarks.
Machine Learning Technology and its applications, including in the private investment and financial sectors, continue to develop rapidly and it is impossible to predict the future risks and market disruptions that may arise from such developments. For example, in February 2026, Anthropic, an artificial intelligence service provider, announced the release of new AI tools, triggering the S&P North American Technology Software Index to decline more than 20%. Any Machine Learning Technology innovations could result in harm to the Fund and the portfolio companies, significantly disrupt the business models, investment strategies, operational processes and markets in which they operate and subject them to increased competition, which could materially and adversely affect their business, financial condition and results of operations, and have an adverse impact on the Fund’s investments and NAV. Advancements in Machine Learning Technology, including efficiency improvements, without related increases in the adoption and development of such technologies, could negatively impact demand for, and the valuation of, digital infrastructure assets, software-as-a-service companies and other related businesses. The Fund is, and is expected to continue to be, invested in industry sectors such as technology software, healthcare, life science, and others that are facing significant pressures from market developments in Machine Learning Technology, the risks of which are hard to predict but could have an adverse impact on the Fund. As of December 31, 2025, approximately 43% of the Fund’s investments were in the technology industry, of which 26% were software related.
The emergence of increasingly sophisticated Machine Learning Technology has prompted lawmakers around the world to consider the regulation of Machine Learning Technology, including in jurisdictions in which TPG, the Fund and its portfolio companies operate. Moreover, regulations relating to Machine Learning Technology may also impose certain obligations on organizations, and the costs of monitoring and responding to such regulations, as well as the consequences of non-compliance, could have an adverse effect on TPG, the Fund and its portfolio companies. For example, the EU has introduced a new regulation applicable to certain AI systems and the data used to train, test and deploy them (the “EU AI Act”). The EU AI Act entered into force on August 1, 2024, and its requirements will become effective on a staggered basis, beginning February 2, 2025. The EU AI Act will prohibit certain uses of AI and impose material requirements on both the providers and deployers of other AI systems, with infringement punishable by fines of up to 35 million Euros or 7% of a group’s total worldwide annual turnover, whichever is higher, for the most serious breaches. In parallel, the EU has introduced revisions to the EU Product Liability Directive, which entered into force on 8 December 2024, and has proposed a new EU AI Liability Directive, each of which intend to facilitate claims for damages brought by EU users of AI systems. Other substantial markets, like the United States and the UK, are also in the process of considering regulation relating to Machine Learning Technology.
The use of social media networks could have a material adverse effect on the Fund and the portfolio companies. The use of social networks such as Facebook, X (formerly known as “Twitter”) and Instagram, message boards such as Reddit and other internet channels has become widespread within the U.S. and globally. As a result, individuals now have the ability to rapidly and broadly disseminate information or misinformation without relying on traditional media intermediaries. Information often spreads rapidly across large segments of the U.S. and global population, frequently without any independent verification as to its accuracy, which has led to the spread of misinformation in many cases. The spread of information or misinformation regarding TPG, the Fund, the portfolio companies or their respective affiliates could result in material and adverse effects on any of the foregoing. Furthermore, certain administrators of or other service providers to social networks, message boards, app stores, websites and other internet outlets have taken actions to ban, block, verify or censor the content disseminated on their networks. Such actions, or similar actions taken by government regulators or courts, could negatively affect TPG, the Fund, the issuers of the portfolio companies or their respective affiliates (e.g., if an issuer were to face public backlash or regulatory penalties for taking such actions, or if an issuer were itself the subject of such a ban).
Sanctions and Anti-Corruption related laws may restrict the Fund’s activities, delay investments or cause legal, financial and reputational harm. Economic sanctions laws, rules, and regulations administered or enforced by governmental authorities in the United States and other jurisdictions may prohibit the Fund and its portfolio companies from transacting with certain countries, individuals and companies or otherwise engaging in certain dealings. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control is principally responsible for administering and enforcing U.S. economic sanctions laws, Executive Orders and regulations, which prohibit, among other things, transactions with certain countries, territories, entities and individuals. Such U.S. sanctions, and any other economic sanctions that may apply to the Fund or its portfolio companies may significantly restrict or completely prohibit certain investment activities, and if the Fund or its portfolio companies were to violate any such sanctions, they may face significant criminal and/or civil penalties, including significant monetary fines. U.S. and other economic sanctions are complex and subject to frequent revision, and there is no guarantee that the activities of the Fund or its portfolio companies will not be materially affected by unforeseen changes to U.S. or other economic sanctions laws.
The U.S. Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws and regulations may also apply to and restrict TPG’s activities, the activities of the Fund or the activities of the Fund’s portfolio companies. If a portfolio company or the Fund were to violate any such laws or regulations, such portfolio company or the Fund may face significant legal and monetary penalties. Even if (i) an investigation or proceeding does not result in a finding of a violation of any such laws or regulations or (ii) the penalties a regulator imposes against a portfolio company or the Fund are small in monetary amount, the costs associated with regulatory investigations or adverse publicity relating to the investigation or proceeding could adversely affect the business, financial or reputational condition or results of operations of a portfolio company or the Fund. The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that the Fund or its portfolio company becomes the subject of such actual or threatened enforcement. As such, a violation of the FCPA or other applicable regulations by a portfolio company or the Fund could have a material adverse effect on the Fund.
Certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries regardless of whether such individuals or entities appear on the lists maintained by OFAC. Accordingly, the Fund requires investors to represent and warrant, on a continuing basis, that they are not, and that to the best of their knowledge or belief their beneficial owners, controllers or authorized persons (“Related Persons”) (if any) are not; (i) named on a list of prohibited entities and individuals maintained by the United Nations, OFAC or under similar EU, Luxembourg, UK regulations (as the latter are extended to the Cayman Islands by Statutory Instrument) and/or under Cayman Islands law, (ii) operationally based or domiciled in a country or territory in relation to which current sanctions have been issued by the U.S., the UN, OFAC, the EU, Luxembourg, the UK or the Cayman Islands or (iii) otherwise subject to sanctions imposed by the UN, OFAC, the EU, the UK (including as the latter are extended to the Cayman Islands by Statutory Instrument) or the Cayman Islands (collectively a “Sanctions Subject”).
If an investor or a Related Person is or becomes a Sanctions Subject, the Fund may be required to immediately cease any further dealings with the investor and/or the investor’s interest in the Fund until the investor or the relevant Related Person (as applicable) ceases to be a Sanctions Subject, or a license is obtained under applicable law to continue such dealings (a “Sanctioned Persons Event”). Accordingly, these types of sanction laws may prohibit or limit the Fund’s investment activities. For the avoidance of doubt, the General Partner has the sole discretion to determine the remedy if an investor is or becomes a Sanctions Subject and is under no obligation to seek a license to continue dealing with such investor. Although TPG expends significant effort to comply with the sanctions regimes in the countries where it operates, one of these rules could be violated by the General Partner’s, the Management Company’s or the Fund’s activities, which would adversely affect the Fund.
The Fund, the General Partner and the Management Company shall have no liability whatsoever for any liabilities, costs, expenses, damages and/or losses (including but not limited to any direct, indirect or consequential losses, loss of profit, loss of revenue, loss of reputation and all interest, penalties and legal costs and all other professional costs and expenses) incurred by an investor as a result of a Sanctioned Persons Event.

The Committee on Foreign Investment in the United States (CFIUS) and other national security investment reviews may restrict, delay or add expenses to the Fund’s investments, limit opportunities and increase compliance burdens. TPG expects Limited Partners in the Fund to be both U.S. and non-U.S. investors. Depending on a variety of factors, including the nationalities of the Limited Partners, ties between Limited Partners and any governments, the size of the Limited Partner investments (either individually or as a group under common control), and the rights that Limited Partners receive with respect to the Fund, as well as the characteristics, operations and dealings of the relevant portfolio company, certain Fund investments may be within the jurisdiction of one or more national security/foreign direct investment review regimes and potentially of interest to national security/foreign direct investment regulatory authorities, particularly if the investments are made into more sensitive sectors, the identities of which vary by national security/foreign direct investment review regime but generally include critical infrastructure, critical technology and access to personal identifiable information or sensitive personal data. TPG also expects certain Limited Partners to be non-U.S. investors that will likely comprise a substantial portion of the Fund’s aggregate capital contributions. Depending on the percentage of Limited Partner voting rights held by significant non-U.S. Limited Partners, this potentially could result in certain investments by the Fund being within the jurisdiction of CFIUS (e.g., in connection with investments that have operations in the United States). In the event that a national security/foreign direct investment regulator (including CFIUS) reviews one or more of the Fund’s proposed or existing investments, the Fund may require the Limited Partners to provide additional information to be disclosed to the applicable regulator and there can be no assurances that the Fund will be able to maintain or proceed with such investments on terms acceptable to the Fund. In addition, such a regulator may seek to impose limitations on or prohibit one or more of the Fund’s investments. The General Partner may restrict such Limited Partner’s or such group of Limited Partners’ ability to invest in or receive information with respect to that investment, even if doing so would not ensure that the Fund could maintain, proceed with, or dispose of the investment. Finally, heightened scrutiny of investments in companies under U.S. and non-U.S. national security/foreign direct investment review regimes may constrain the universe of suitable buyers for a portfolio company and thus may limit the Fund’s ability to successfully exit investments.
Similar foreign direct investment rules or regulations exist in many jurisdictions outside the United States, and could operate in ways that adversely affect the Fund’s performance. Some of these non-U.S. national security investment clearance rules and regulations have recently been made more rigorous. Examples include:
•India: In April 2020, the Government of India issued Press Note No. 3 (2020 Series), which updated the country’s existing national security regime such that any foreign investment (i) by or from an entity of any country that shares its land border with India or (ii) whose beneficial owner is situated in, or is a citizen of, any country that shares its land border with India, can only be made with prior approval of the Government of India. Further clarity is awaited from the Government of India on what constitutes a “beneficial owner,” but the application of this rule may inhibit the Fund’s ability to consummate investments involving India. Uncertainty resulting from the application of these rules may also lead to the Fund borrowing higher amounts or for longer durations.
•EU: Member States of the European Union have adopted a new foreign direct investment screening cooperation mechanism, which became fully operational in October 2020. A number of European jurisdictions have implemented or announced new pending foreign direct investment screening regimes based on the cooperation mechanism. This mechanism could restrict, delay, or impose additional scrutiny on the Fund’s investment activities in the European Union.
•Australia: Legislation passed in 2020 expands the criteria used to determine whether a transaction must be formally identified to the country’s Foreign Investment Review Board and affords the government new call-in powers to review transactions that may pose a national security risk.
The U.S. Outbound Investment Security Program may restrict, delay or add expenses to the Fund’s investments, limit opportunities and increase compliance burdens. The U.S. Department of the Treasury’s Outbound Investment Security Program, which became effective on January 2, 2025, provides for a targeted national security regulatory framework directed at regulating outbound investment from the United States into entities from the People’s Republic of China, Hong Kong, and Macau engaged in the semiconductors and microelectronics, quantum information technologies, and artificial intelligence sectors. The Outbound Investment Security Program imposes notification requirements and prohibitions for certain categories of transactions involving such entities. The Outbound Investment Security Program will result in legal obligations and reporting requirements relating to new investments in such entities and could negatively impact the Fund’s operations or its ability to make and exit investments, including without limitation by (i) limiting the scope of its investment activities, and (ii) limiting the Fund’s ability to exit certain investments or the range of exit opportunities. Furthermore, given the program’s infancy and its evolving interpretation and implementation, it is unclear how it, and any related future regulations, will be interpreted, amended, and implemented by the U.S. government. Therefore, the Fund cannot fully anticipate its scope or guarantee compliance with the rules.
The Fund must remain in compliance with exemptions from registration under U.S. commodities laws. While the Fund may trade in swaps, commodity futures and other derivatives regulated by the CFTC (such instruments, “Commodity Interests”) (directly or indirectly through other fund investments), the General Partner (i) relies on an exemption from registration with the CFTC as a CPO with respect to the Fund under CFTC Rule 4.13(a)(3), certain no-action relief or another available exemption and (ii) qualifies for an exemption from registration with the CFTC as a CTA and, accordingly, will not be subject to certain regulatory requirements with respect to the Fund that would otherwise be applicable and that are intended to provide certain regulatory safeguards to investors, absent such an exemption.
The Management Company will qualify for an exemption from registration with the CFTC as a CTA pursuant to Section 4m(3) of the U.S. Commodity Exchange Act, as amended, with respect to advice that it provides to the Fund, and as such, it will not be required to satisfy certain disclosure and other requirements under the CFTC rules.
The Fund may be subject to risks associated with the European Market Infrastructure Regulation. On August 16, 2012, the European Market Infrastructure Regulation (EU No. 648/2012) (“EMIR”) entered into effect. EMIR introduced certain requirements in respect of derivative contracts, which apply primarily to “financial counterparties” (“FCs”) such as EU authorized investment firms, credit institutions, insurance companies, Undertakings for the Collective Investment in Transferable Securities (“UCITS”) and alternative investment funds managed by EU authorized alternative investment fund managers, and “non-financial counterparties” (“NFCs”), which are entities established in the EU that are not financial counterparties. NFCs whose transactions in OTC derivative contracts exceed EMIR’s prescribed clearing threshold (“NFC+s”) are generally subject to more stringent requirements under EMIR than NFCs whose transactions in OTC derivative contracts do not exceed such clearing threshold (including because such contracts are excluded from the threshold calculation on the basis that they are entered into in order to reduce risks directly relating to the NFC’s commercial activity or treasury financing activity).
Broadly, EMIR’s requirements in respect of derivative contracts are (i) mandatory clearing of OTC derivative contracts declared subject to the clearing obligation, (ii) risk mitigation techniques in respect of uncleared OTC derivative contracts (such as the exchange and segregation of collateral) and (iii) reporting and record-keeping requirements in respect of all derivative contracts.
EMIR was amended by Regulation (EU) 2019/834 of the European Parliament and of the Council (the “EMIR REFIT”) which came into effect on June 17, 2019. The EMIR REFIT expanded the definition of FC to capture EU AIFs (irrespective of the location of the alternative investment fund manager) and, where relevant, their EU alternative investment fund managers, in addition to, as under the original definition, AIFs (irrespective of location) with an authorized or registered alternative investment fund manager.
EMIR REFIT also impacts the classification of a non-EU AIF with a non-EU alternative investment fund manager. Originally, such non-EU AIFs were classified as third country entities that would be NFCs if they were established in the EU. However, from June 17, 2019, non-EU AIFs with non-EU alternative investment fund managers will be re-classified as third country entities that would be financial counterparties if they were established in the EU.
EMIR has been retained in the domestic law of the UK following Brexit. Accordingly, the regulatory framework relating to derivatives in the UK is largely the same as that in the EU.
However, the EU and UK regulatory framework and legal regime relating to derivatives is set not only by EMIR (or EMIR as it forms part of UK domestic law) but also by Directive 2014/65/EU of 15 May 2014 on markets and financial instruments and Regulation (EU) No 600/2014 of 15 May 2014 on markets and financial instruments (“MiFID II”), or, in the UK, MiFID II as implemented into UK law and regulation. MiFID II came into effect on January 3, 2018 and imposed new regulatory obligations in respect of the provision of financial services in the EEA/UK (as appropriate) by EEA/UK (as appropriate) banks and EEA/UK (as appropriate) investment firms providing regulated services. In particular, MiFID II requires certain transactions between FCs and NFC+s in sufficiently liquid OTC derivatives to be executed on a trading venue that meets the requirements of the MiFID II regime. The Management Company is a non-EEA/non-UK investment company and is, therefore, not directly subject to MiFID II, but may be indirectly affected. The regulatory obligations imposed by MiFID II may impact on, and constrain the implementation of, the investment strategy of the Fund.
It is difficult to predict the full impact of these regulatory developments on the Fund. Regulatory changes arising from EMIR, EMIR REFIT and MiFID II (or, in the UK, such legislation as they have been implemented in or otherwise form part of UK law) may in due course significantly raise the costs of entering into derivative contracts and may adversely affect the Fund’s ability to engage in transactions in derivatives.
The outcome of U.S. elections may cause uncertainty and/or significant changes in the policy and regulation of relevant industries. The impact of past and future U.S. presidential and other elections could create significant uncertainty with respect to legal, tax and regulatory regimes in which the Fund, as well as TPG and its affiliates, will operate. The full scope of the current administration’s executive, legislative and regulatory agenda is not yet fully known, though changes in U.S. policy resulting from the current administration could result in a number of changes to U.S. and non-U.S. economic, national security, fiscal, tax and other policies, as well as the global financial markets generally. Any significant changes in, among other things, economic policy (including with respect to interest rates, foreign trade and regulatory changes leading to greater availability of bank debt), the regulation of the asset management industry, tax law, immigration policy and/or government entitlement programs could have a material adverse impact on the Fund and its investments.
Risks Associated with Responsible Investing
Changing expectations and increasing scrutiny regarding sustainability may negatively impact the Fund’s financial returns and reputation. TPG’s goal is, to the extent consistent with and subject to its fiduciary duties and applicable legal, regulatory or contractual requirements, to identify and evaluate material responsible investing factors, also known as sustainability factors, in TPG’s investment decision-making processes and operating philosophy where TPG believes these efforts can contribute to investment return through value creation and risk mitigation. For example, depending on the investment, responsible investing factors such as product quality and safety, selling practices and product labeling, and bribery and corruption could affect the return and risk profile of the investment. TPG endeavors to consider material sustainability factors where applicable in connection with the Fund’s investment activities in order to protect and maximize investment performance; however, the Responsibility Investing Policy does not serve to modify the Fund’s investment objectives. Because the potential materiality of sustainability considerations, as well as TPG’s ability to evaluate them, vary by issuer, sector, product, mandate, size of TPG’s investment, time horizon, and other investment-specific factors, the specific processes and actions taken will vary depending on the platform, strategy and other relevant factors. The act of selecting and evaluating material sustainability factors is subjective by nature, and the General Partner may be subject to competing requirements and requests from different investors and other stakeholder groups with divergent views on sustainability matters, including regarding the relevance and role of particular factors and approaches in the investment process. There is no guarantee that the criteria utilized or judgment exercised by the General Partner, Y Analytics, or a third-party advisor will reflect the views, internal policies or preferred practices of any particular Limited Partner, other asset managers or be aligned with market trends.
Sustainability factors are just some of many inputs that may be evaluated when making investments for the Fund, and are considered, to the extent relevant, alongside other material investment factors. Considering responsible investing factors when evaluating an investment in certain circumstances may, to the extent material risks associated with a factor are identified, result in the General Partner not making an investment that it otherwise would have made or making a different management decision with respect to an investment than it would have made in the absence of such consideration, which carries the risk that the Fund may perform differently than investment funds that do not take responsible investing factors into account. TPG’s process to evaluate material responsible investing factors and appropriately manage them may be limited by incomplete, inaccurate, or unavailable data, which could lead to incorrect assessments, which could adversely affect the performance of an investment or the Fund.
To the extent the General Partner, Y Analytics or a third-party advisor engages with investments on responsible investing matters, there is no guarantee that such engagements will improve the performance of the investment. Successful engagement efforts by the General Partner, Y Analytics or a third-party advisor depend in part on the General Partner’s skill in properly identifying and analyzing material responsible investing and other factors and their value, and there can be no assurance that the strategy or techniques employed will be successful.

If appropriate for an investment, the General Partner (or its delegate) may conduct responsible investing risk-related due diligence and/or take other steps to mitigate these risks and preserve the value of an investment. However, there can be no assurance that all such risks will be identified or mitigated in whole or in part. The portfolio companies may maintain insurance to protect against certain responsible investing risks, although any such insurance may not be sufficient to recoup all losses. Responsible investing risks may therefore adversely affect the performance of the investments and the Fund. The materiality of responsible investing risks and impacts on an individual investment and on the Fund as a whole depends on many factors, which will differ by investment.
The General Partner, the Fund, and the portfolio companies may undertake voluntary reporting on various responsible investing and sustainability matters and/or provide certain responsible investing-related information to Limited Partners. The General Partner does not intend to independently verify information, including but not limited to sustainability-related information, reported by portfolio companies. Furthermore, to the extent that the General Partner provides responsible investing-related information to Limited Partners, such information will be based on the General Partner’s or applicable investment management team’s sole and subjective determination of the materiality or relevance of such information. The standards for tracking and reporting on these matters continue to evolve both externally and internally and any such reporting is therefore subject to change and restatement. Voluntary responsible investing and sustainability reporting by TPG, the General Partner, the Fund and the portfolio companies may vary over time and may not always align with Limited Partner and other stakeholder expectations, market practices, or regulatory requirements. Accordingly, except as has been expressly agreed to, the General Partner may at any time modify or discontinue providing particular responsible investing-related information to Limited Partners.
In addition, TPG’s approach to responsible investing, including its associated procedures and practices, is expected to change over time. TPG is permitted to determine in its discretion that it is not feasible or practical to implement or complete certain of its responsible investing-related actions based on cost, timing, relevance, practicability, legal requirements or restrictions or other considerations. It is also possible that market dynamics or other factors will make it impractical, inadvisable or impossible for TPG to adhere to all elements of the Fund’s investment strategy, including with respect to responsible investing risk and opportunity management, whether with respect to one or more individual investments or to the Fund’s portfolio generally. Conversely, Limited Partner requirements or expectations, legal requirements and/or emerging risks and opportunities may result in TPG enhancing their responsible investing procedures and practices.
Further, responsible investing practices as a whole are evolving and there are different principles, frameworks, methodologies and tracking tools being implemented by asset managers, and TPG’s adoption of and adherence to such principles, frameworks, methodologies and tools may vary over time. There also is no guarantee that TPG will remain a signatory, supporter or member of any initiative, methodology, or other frameworks.
The Fund is subject to risks related to corporate social responsibility. TPG seeks to integrate consideration of financially material responsible investing factors into TPG’s investment decisions and during its ownership where it believes doing so can contribute to value creation and risk mitigation. The funds and/or strategies in which the Fund allocates capital take different approaches to responsible investing integration. Certain of TPG’s funds and investment platforms maintain fund- and/or strategy-specific responsible investing policies, procedures, and/or practices, which may be contractual in nature, which relate to that respective fund and/or investment strategy. In such instances, responsible investing integration is carried out in accordance with the approach applicable to each fund and/or strategy to which this Fund allocates capital. In addition, the extent to which funds and/or strategies integrate responsible investing will differ and in some cases may be limited due to, among other things, the nature of the investments made, access to information and the ability to influence responsible investing outcomes at the investment or asset level.
The Fund is subject to risks related to SFDR. The Sustainable Finance Disclosure Regulation (2019/2088) (the “SFDR”) defines “sustainability risks” as environmental, social or governance events or conditions that, if they occur, could cause an actual or a potential material negative impact on the value of an investment. The Management Company, the Fund, the portfolio companies, and other parties, such as service providers or Fund or portfolio company counterparties, may be negatively affected by sustainability risks. If appropriate for an investment, the General Partner (or its delegate) may conduct sustainability risk-related due diligence and/or take steps to mitigate sustainability risks and preserve the value of the investment; however, there can be no assurance that all such risks will be mitigated in whole or in part, nor identified prior to the date the risk materializes. The General Partner (or its delegate), the Fund, the portfolio companies, and other parties may maintain insurance to protect against certain sustainability risks, where available on reasonable commercial terms, although such insurance is subject to customary deductibles and coverage limits and may not be sufficient to recoup all losses. Sustainability risks may therefore adversely affect the performance of the Fund and its investments.
Funds that raise capital across one or more EEA Member States must comply with the EU’s sustainability-related disclosure regime. In particular, and as relevant for the Fund, the SFDR requires certain disclosures in relation to whether and, if so how, sustainability risks are taken into account in the investment process, and whether and if so, how, they promote environmental and/or social characteristics, or if they have a sustainable investment objective. Some of the requirements of the SFDR, as currently enacted, including the boundaries between the different designations of financial products, do not have regulatory clarity and as such have been subject to review by the European Commission. This review culminated with the European Commission publishing draft amending legislation in November 2025 (“SFDR 2.0”) which would significantly change the existing regime, including potentially requiring financial market participants who make available financial products such as the Fund to reevaluate the position of these financial products with respect to the new regime (in contrast to the existing regime), and make amendments and/or uplifts to associated sustainability-related disclosures. For example, SFDR 2.0 includes a proposal to implement a categorization system for financial products such as the Fund, which constitutes a different approach to the disclosures financial products are currently required to provide under the SFDR. These changes and the requirements of implementing legislation and/or other clarificatory guidance also may require the Fund to set up additional processes, including processes to capture data about the Fund and its investments, and could result in additional costs to the Fund. Among other risks, this proposal and the changing standards, if adopted, may increase the risk of a breach in an EEA Member State of the disclosure requirements imposed by the SFDR, which may lead to a regulatory authority or court in such EEA Member State seeking to initiate legal proceedings, take enforcement or investigatory action against or require remedial action.
SFDR 2.0 is now subject to review by the European Council and European Parliament and so the final form of the legislation, and implications for TPG and TPG funds, including the Fund, remain uncertain. TPG’s strategy regarding sustainability-related matters with respect to the Fund may evolve in the future, and TPG and the General Partner reserve the right to revise any sustainability-related disclosures made with respect to the Fund as necessary, desirable or to comply with SFDR, SFDR 2.0, and any other related applicable legislation, regulations or guidance accordingly in its sole discretion. A change to the relevant sustainability-related disclosures may require future actions to be taken, for example it may require further disclosures by the General Partner or the Fund or it may require new processes to be set up to capture data about the Fund or its investments, which may lead to additional cost to be borne by the Fund.
Ultimately, the legal requirements and compliance burden to which the General Partner and the Fund may be subject in relation to sustainability risks, impacts and opportunities could differ materially from the current legal requirements under SFDR. This may result in additional costs being incurred by the Fund which could materially affect the returns (howsoever they may be measured) from the Fund to Limited Partners.
The Fund may be subject to other comparable national regimes to the SFDR. Further, in recent years, several other regulators (including in the United States and the UK) have announced upcoming regulatory initiatives requiring sustainability-related disclosures, and sustainability related labels and marketing. For instance, on November 28, 2023, the UK Financial Conduct Authority published PS23/16, the FCA’s Policy Statement on the Sustainability Disclosure Requirements and investment labels, which apply in full as of 2024, and GC23/3, the Guidance on the UK Anti-Greenwashing Rule (the latter of which captures all FCA-authorized firms). Funds that raise capital across jurisdictions (such as this Fund) may be simultaneously subject to multiple regimes.
Compliance with the CSDDD may increase costs to the Fund. On March 15, 2024, the Council of the European Union confirmed its endorsement of the Corporate Sustainability Due Diligence Directive (“CSDDD”), which reflects a revised draft of the version politically agreed between EU co-legislators on December 14, 2023. The CSDDD has not yet entered into force and will only do so once it is formally adopted by the European Parliament and published in the Official Journal of the European Union. The CSDDD is expected to heighten scrutiny of companies’ human rights and environmental due diligence frameworks. Compliance with the CSDDD may result in an additional compliance burden and increased legal, compliance, governance, reporting, and other costs, including costs associated with collecting and verifying information from portfolio companies to satisfy the CSDDD’s due diligence and reporting requirements.

Compliance with the CSRD may increase costs to the Fund. On January 5, 2023, the Corporate Sustainability Reporting Directive (Directive (EU) 2022/2464 of the European Parliament and of the Council of 14 December 2022 amending Regulation (EU) No 537/2014, Directive 2004/109/EC, Directive 2006/43/EC and Directive 2013/34/EU, regarding corporate sustainability reporting) (the “CSRD”) came into force. The CSRD introduces more detailed sustainability reporting requirements, including but not limited to, climate and environmental issues and factors related to social and corporate governance, such as equality, human rights and fair working conditions. In addition, CSRD requires external auditing and assurance of sustainability reports and is expected to implement mandatory responsible investing standards with more detailed reporting requirements. Compliance with the CSRD may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs.
Compliance with the SEC Climate Rule may increase reputational, financial and liability risks and costs to the Fund and TPG. On March 6, 2024, the SEC adopted a Climate Disclosure Rule requiring public companies to include enhanced disclosure regarding corporate climate-related information, including certain greenhouse gas emissions data, in their periodic reports and registration statements. Certain aspects of the Rule apply to TPG and may apply to the Fund’ portfolio companies, to the extent they are, or become, SEC reporting companies. However, implementation of the SEC Climate Rules is currently unknown, and there is uncertainty regarding if, when, and how the SEC Climate Rules will ultimately be applied if they come into effect. These SEC Climate Rules (and any changes or developments thereto) might create (or exacerbate) reputational, financial and liability risks that did not exist or were not foreseen at the time of a Fund portfolio company’s acquisition.
Compliance with frameworks of this nature may create an additional compliance burden and increased legal, compliance, governance, reporting, and other costs to funds and/or fund managers and/or portfolio companies, including the Fund and TPG, because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, funds and/or fund managers may be required to engage third party advisors and/or service providers to fulfill the requirements, thereby exacerbating any increase in compliance burden and costs. Compliance with requirements of this nature also increases risks relating to financial supervision and enforcement action. To the extent that any applicable jurisdictions enact similar laws and/or frameworks, there is a risk that the Fund may not be able to maintain alignment of a particular investment with such frameworks, and/or may be subject to additional compliance burdens and costs, which might adversely affect the investment returns of the Fund.
Changing expectations and increasing scrutiny regarding responsible investing may negatively impact the Fund’s financial returns and reputation. Many fund investors, stockholders, regulators and other stakeholders are focused on sustainability and responsible investing-related matters. Some of these stakeholders encourage or are supportive of responsible investing practices by asset managers, while others are not. Similarly, some stakeholders encourage or are supportive of sustainability and responsible investing policies, practices and initiatives more generally at public companies and asset managers, while others are not.
Many U.S. states have proposed or enacted “anti-ESG” policies, legislation or initiatives or made related legal determinations. In some cases, these states seek to limit certain sustainability-related practices and/or penalize asset managers that are perceived as boycotting or discriminating against companies in certain industries or taking non-pecuniary factors into consideration, including by limiting the ability of these asset managers to do business with the states or manage their pension fund assets. Conversely, some state treasurers have policies and/or initiatives that require asset managers managing pension funds of those states to take responsible investing-related factors into account. Fund investors could view TPG’s funds or responsible investing practices as contradicting any such policies, legislation, initiatives or legal determinations. Additionally, sustainability and responsible investing practices, commitments and involvement with sustainability-focused industry working groups, initiatives, and associations, including organizations advancing action to address climate change or climate-related risk, by and of some asset managers have been subject to scrutiny by courts, state attorneys general, Congressional committees and federal agencies, including on fiduciary duty and antitrust grounds. Furthermore, responsible investing and sustainability laws within and outside of the United States continue to evolve. Any of the foregoing could increase compliance costs, expose TPG to litigation or enforcement risks and be distracting and/or time consuming, result in injunctions or penalties, cause reputational harm or require certain investors to divest from or discourage certain investors from investing in TPG’s funds.

Further, some special interest groups and federal and state officials have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters, with recent executive orders formalizing this sentiment. Several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision, and in January 2025, the current administration signed a number of Executive Orders focused on diversity, equity, and inclusion (“DEI”), which caution the private sector to end “illegal DEI discrimination and preferences” and preview upcoming compliance investigations of private entities. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, legal opinions and scrutiny could result in TPG or the General Partner facing additional compliance obligations or expose TPG and/or the General Partner to the risk of investigations or challenges and enforcement by state or federal authorities, result in penalties and reputational harm and require certain investors to divest or discourage certain investors from investing in the Fund.
In addition, responsible investing and sustainability policies, reporting, practices and initiatives by the General Partner, the Fund and portfolio companies are subject to evolving regulations and could in the future become subject to additional regulations, penalties, limitations and/or litigation and enforcement risks. Compliance with new requirements also may lead to increased administrative burdens and costs and/or require other changes to business practices. As a result, responsible investing and sustainability practices by the General Partner, the Fund or portfolio companies may change, and such change could involve a discontinuation of or reduction in particular practices or initiatives. Further, if the SEC or any other governmental authority, regulatory agency or similar body were to take issue with past or future practices of TPG or the General Partner, then the General Partner will be at risk for regulatory sanction, and any such investigations could be costly, distracting and/or time consuming for the General Partner and the Fund. There is also a risk of regulatory mismatch between U.S., EU and UK initiatives (and potential initiatives in other jurisdictions) relating to sustainability.
Further, with respect to both voluntary and mandated responsible investing or sustainability-related disclosures and other matters, TPG, the Fund, the General Partner and portfolio companies may not successfully implement measurement processes and disclosure controls and procedures that ensure accurate data collection and reporting or meet evolving requirements or stakeholder expectations. In addition, any such enhancements may be costly and give rise to significant administrative burdens. If TPG or the portfolio companies are not able to successfully implement processes or controls related to responsible investing or sustainability reporting or other requirements or expectations, TPG or the portfolio companies could suffer legal liability and reputational damage and TPG’s ability to raise capital and attract new fund investors could be adversely impacted.
The Fund may have difficulty reconciling the conflicts between the United States Retirement Plan and state-specific responsible investing considerations. In recent years, a number of U.S. states have adopted and continue to adopt new laws, regulations and policies which may expressly restrict the ability of U.S. state, municipal and other governmental plans or public university endowments to make or exclude certain investments, including investments that U.S. state regulators designate as supporting or boycotting the fossil fuels or arms manufacturing industries. In addition, certain U.S. state pension plans are currently operating, or may in the future operate due to law or policy, in a manner that restricts their ability to consider some or all responsible investing factors in making investment or proxy voting decisions. U.S. state pension plans may also require funds to make certifications regarding the consideration of responsible investing factors in the fund’s own investment process or proxy voting procedures. As a result, there may be limitations on the Fund’s ability to accept capital from certain investors and the Fund may have to require or allow certain investors to withdraw from the Fund. Moreover, such current or future U.S. state laws or policies may preclude the Fund from making investments that it otherwise finds desirable and could require the Fund to liquidate or dispose of investments at a disadvantageous time, resulting in lower proceeds to the Fund than might have otherwise been the case. Such current or future U.S. state laws also may preclude the Fund from certain proxy voting decisions that it believes to be advantageous to investors. While certain state anti-ESG laws have been struck down in court or continue to be challenged, this is an evolving area of law and policy, and future developments may be adverse to the Fund and its investors. In addition, the extent to which responsible investing factors should or may play a role in an ERISA Plan fiduciary’s investment decisions is addressed in recently finalized U.S. Department of Labor regulations. The future status of such regulations has been the subject of various ongoing legal challenges and vigorous political and public debate which may not be conclusively resolved for some period of time.

The Fund and its portfolio companies could be materially and adversely impacted by global climate change. While TPG sees economic opportunities in climate change and carbon reduction, and the Fund is likely to participate in certain investments related to such economic opportunities, global climate change is widely considered to be a significant threat to the global economy. Assets in the energy transition solutions, green mobility, sustainable fuels, sustainable materials & products and carbon solutions subsectors in particular may face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends and risks stemming from the physical effects of climate change, such as risks posed by increasing frequency or severity of extreme weather events and rising sea levels and temperatures. Additionally, the Paris Agreement and other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce or mitigate the effects of greenhouse gas emissions may expose certain assets to so-called “transition risks” in addition to physical risks (e.g., changes in weather and climate patterns), such as: (i) political and policy risks (e.g., changing regulatory incentives and legal requirements, including with respect to greenhouse gas emissions, that could result in increased costs or changes in business operations); (ii) regulatory and litigation risks (e.g., changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to climate impacts), (iii) technology and market risks (e.g., declining market for assets, products and services seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions); and (iv) reputational risks (e.g., risks tied to changing investor, customer or community perceptions of an asset’s relative contribution to greenhouse gas emissions). TPG cannot rule out the possibility that climate risks, including changes in weather and climate patterns, could result in unanticipated delays or expenses and, under certain circumstances, could prevent completion of investment activities once undertaken, any of which could have a material adverse effect on an investment or the Fund.
The Fund may face the difficulty of choosing between investments with a positive social impact over those with favorable financial returns. When evaluating potential investment opportunities, in addition to financial return, TPG may look at an investment’s potential to achieve a positive societal impact. In addition, although TPG believes that pursuing positive societal impact does not have to negatively affect an investment’s financial returns, and it can even enhance a portfolio company’s profitability, it is possible that a company’s dual focus on financial returns and positive societal impact with respect to certain investments that the Fund participates in may from time to time requires TPG to make decisions that favor one goal at the expense of the other.
Any determination about whether or not a potential investment is expected to produce a positive societal impact will be made in the Fund’s sole discretion. Although TPG will be advised by experts and will engage Y Analytics and third parties to develop and implement impact assessment methodologies, the determination about what constitutes a positive societal impact is inherently subjective, and what the Fund considers to be societally beneficial may not necessarily reflect the views of all of the Fund’s investors. In addition, it is possible that the companies in which the Fund invests are unable to obtain or realize the positive societal impact in the manner or to the extent that they seek to deliver.
Compliance with environmental laws and regulations may result in substantial costs to the Fund. The ordinary operation of, or the occurrence of an incident with respect to, a portfolio company asset could cause major environmental damage, which could result in significant financial distress to such asset or portfolio company if not covered by insurance and, even if covered by insurance, may have a detrimental effect on the applicable portfolio investment and/or the Fund, resulting from adverse publicity related to such an incident and other similar results. In addition, persons who arrange for the disposal or treatment of hazardous materials or substances which are deleterious to the environment could also be liable for the costs of removal or remediation of these materials at the disposal or treatment facility, whether or not that facility is or ever was owned or operated by those persons.
Certain environmental laws and regulations could require that an owner or operator of an asset address prior environmental contamination, which could involve substantial cost. Such laws and regulations can impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of environmental contamination. The Fund could therefore be exposed to substantial risk of loss from environmental claims arising in respect of its investments. Furthermore, changes in environmental laws or regulations or the environmental condition of an investment might create liabilities that did not exist at the time of its acquisition and that could not have been foreseen. Community and environmental groups could protest about the development or operation of portfolio company assets, which could induce government action to the detriment of the Fund. New and more stringent environmental or health and safety laws, regulations and permit requirements, or stricter interpretations of current laws, regulations or requirements, could impose substantial additional costs on a portfolio company, or could otherwise place a portfolio company at a competitive disadvantage compared to other companies, and failure to comply with any such requirements could have an adverse effect on one or more portfolio companies.
Required expenditures for environmental compliance have adversely impacted investment returns in a number of segments of the industry. Certain industries will continue to face considerable oversight from environmental regulatory authorities and significant influence from non-governmental organizations and special interest groups. Compliance with such current or future environmental requirements does not ensure that the operations of the portfolio companies will not cause injury to the environment or to people under all circumstances or that the portfolio companies will not be required to incur additional unforeseen environmental expenditures. Moreover, failure to comply with any such requirements could have a detrimental impact on the financial performance of energy and infrastructure companies and assets. There can be no assurance that portfolio companies will at all times comply with all applicable environmental laws, regulations and permit requirements. Past practices or future operations of portfolio companies could also result in material personal injury or property damage claims. Any noncompliance with these laws and regulations could subject such portfolio companies to material fines, penalties or other liabilities. Under certain circumstances, environmental authorities and other parties may seek to impose personal liability on the limited partners of a partnership (such as the Fund) subject to environmental liability.
Even in cases where the Fund is indemnified by the seller with respect to an investment against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or the ability of the Fund to achieve enforcement of such indemnities.
Certain Tax Risks
Compliance with Tax regulations may result in significant costs. An investment in the Fund may involve complex tax considerations that will differ for each investor, and there may be delays in distributing important tax information to investors (including the distribution of U.S. Schedule K-1s or their equivalent). In addition, the Fund will take positions with respect to certain tax issues that depend on legal and other interpretive conclusions. Should the IRS or another tax authority successfully challenge any such positions, a Limited Partner or the Fund might be found to have a different tax liability for that year than that reported on its tax return.
Tax authority challenges to the Fund’s tax positions may increase liabilities, penalties or audit costs for the Fund and Limited Partners. Any change of the Fund’s tax status or in taxation legislation or any interpretation thereof in the U.S. or any country where the Fund has assets or operations could affect the value of the assets held by the Fund or the Fund’s ability to achieve its investment strategy or provide favorable returns to Limited Partners. Any such change could also adversely affect the net amount of any distributions made to Limited Partners. If the Fund is treated as having a permanent establishment, or as otherwise being engaged in a trade or business, in any country in which it invests or in which its interests are managed, income attributable to or effectively connected with such permanent establishment or trade or business may be subject to tax in the place of such permanent establishment. In order for the Fund to maintain its tax status, continued attention must be paid to ensure that all relevant conditions are satisfied in all the jurisdictions which the Fund operates in order to avail itself of any benefits.
Changes in tax laws related to exceptions under the publicly traded partnership rules may disqualify the Fund from being taxed as a partnership. The Registrant intends to operate in a manner to enable it to be taxable as a partnership for U.S. federal income tax purposes, and may rely on the “qualifying income” exception to treatment as a “publicly traded partnership” taxable as a corporation for U.S. federal income tax purposes. The tax rules governing partnerships, publicly traded partnerships, and the “qualifying income exception” are complex and subject to change. Given the highly complex nature of the rules governing partnerships and the 1940 Act, the ongoing importance of factual determinations, the lack of direct guidance with respect to the application of tax laws to the activities the Registrant is undertaking and the possibility of future changes in its circumstances, it is possible that the Registrant will not so qualify for any particular year. If the Registrant (or the Aggregator) were treated as a corporation for U.S. federal income tax purposes, material adverse U.S. federal income tax consequences could result for Limited Partners and the Fund.

The implementation of OECD, BEPS and its successor proposals could increase the Fund’s effective tax rates, impose withholding taxes and have other adverse tax consequences for the Fund. The Organization for Economic Co-operation and Development (“OECD”) together with the G20 countries has committed to reduce perceived abusive global tax avoidance, referred to as base erosion and profit shifting (“BEPS”). As part of this commitment, an action plan has been developed to address BEPS with the aim of securing tax revenue by realigning taxation with economic activities and value creation by creating a single set of consensus based international tax rules. As part of the BEPS project, new rules dealing with the operation of double tax treaties, the definition of permanent establishments, interest deductibility and the taxation of hybrid instruments and hybrid entities have already been introduced and will continue to be introduced in relevant tax legislation of participating OECD countries. Depending on if and how these proposals are implemented, they may have a material impact on how returns to investors are taxed. Such implementation may also give rise to additional reporting and disclosure obligations for the Fund and/or investors.
The General Partner and the Fund may be subject to the reporting requirements of FATCA. As described in Appendix A. “Certain Tax and Investment Structuring Considerations” under FATCA, all entities in a broadly defined class of FFIs must comply with a complicated and expansive reporting regime or be subject to a 30% U.S. withholding tax on certain U.S. payments and non-U.S. entities which are not FFIs must either certify they have no substantial U.S. beneficial ownership or report certain information with respect to their substantial U.S. beneficial ownership or be subject to a 30% U.S. withholding tax on certain U.S. payments. FATCA also contains complex provisions requiring participating FFIs to withhold on certain “foreign passthru payments” made to nonparticipating FFIs and to holders that fail to provide the required information. The definition of a “foreign passthru payment” is still reserved under the current regulations, however the term generally refers to payments that are from non-U.S. sources but that are “attributable to” certain U.S. payments described above. Withholding on these payments is not set to apply before the date that is two years after the definition of “foreign passthru payment” is published in the Federal Register. In general, non-U.S. investment funds, such as underlying entities in which the Fund may invest are expected to be considered FFIs. The reporting requirements imposed under FATCA require FFIs to enter into agreements with the IRS to obtain and disclose information about certain investors to the IRS or, if subject to an IGA, register with the IRS and comply with the reporting requirements regime of the IGA and any implementing legislation enacted thereunder. IGAs are generally intended to result in the automatic exchange of tax information through reporting by an FFI to the government or tax authorities of the country in which such FFI is domiciled, followed by the automatic exchange of reported information with the IRS. The General Partner intends that any non-U.S. partnership that constitutes an FFI would comply, to the extent reasonably practicable, with the reporting requirements to avoid the imposition of the withholding tax, but if such FFI does not do so (because, for example, investors fail to provide the required information), certain payments made to any such FFI may be subject to a withholding tax, which would reduce the cash available to investors. Further, these reporting requirements may apply to underlying entities in which the Fund invests, and the Fund may not have control over whether such entities comply with the reporting regime. Such withheld amounts that are allocable to a Limited Partner may be deemed to have been distributed to such Limited Partner to the extent the taxes reduce the amount otherwise distributable to such Limited Partner. Potential investors should consult their own tax advisors regarding all aspects of FATCA as it affects their particular circumstances.
Possible legislative, judicial or administrative changes may have adverse tax consequences to the Fund and/or Limited Partners. All statements contained in this report concerning the income tax consequences of any investment in the Fund are based upon existing law and the interpretations thereof. Therefore, no assurance can be given that the currently anticipated income tax treatment of an investment in the Fund will not be modified by legislative, judicial or administrative changes, possibly with retroactive effect, to the detriment of Limited Partners. Additionally, tax authorities in jurisdictions where the Fund maintains Investments may change their tax codes so as to materially increase the tax burden associated with an investment in the Fund or to force or attempt to force increased disclosure from or about the Fund and/or its Limited Partners as to the identity of all persons having a direct or indirect interest in the Fund. Such additional disclosure may take the form of additional filing requirements on Limited Partners.
Certain legislation may adversely affect TPG employees and other service providers. U.S. federal income tax law requires the Fund to hold an investment for at least three years in order for the General Partner’s incentive allocation related to such investment to be treated as long-term capital gains for tax purposes. Further, Congress has previously considered legislation that would treat carried interest as ordinary income for U.S. federal income tax purposes, and President Biden’s administration has indicated that it may eliminate the preferential tax rate for long-term capital gains. Enactment of any such legislation could adversely affect employees or other individuals performing services for the Fund and/or its portfolio entities who hold direct or indirect interests in the General Partner and benefit from incentive allocations, which could make it more difficult for TPG to incentivize, attract and retain individuals to perform services for the Fund and/or its portfolio entities.
Any such developments could thus adversely affect the Fund’s investment returns allocable to the Limited Partners. It is unclear whether any such proposed legislation will be enacted or if enacted how it would apply to TPG, the General Partner and any other individual involved with the Fund who benefit from incentive allocations.
Possible changes in U.S. Federal Income tax law could be to the detriment of Limited Partners. All statements contained in this report concerning the U.S. federal income tax consequences of any investment in the Fund are based upon existing law and the interpretations thereof. Therefore, no assurance can be given that the currently anticipated income tax treatment of an investment in the Fund will not be modified by legislative, judicial or administrative changes, possibly with retroactive effect, to the detriment of the Partners. Additionally, tax authorities in jurisdictions where the Fund maintains Investments could materially change their tax codes so as to materially increase the tax burden associated with an investment in the Fund or to force or attempt to force increased disclosure from or about the Fund and/or its Partners as to the identity of all persons having a direct or indirect interest in the Fund. Such additional disclosure could take the form of additional filing requirements on Partners. The impact of any potential tax changes on an investment in the Fund is uncertain.
A number of items of legislation have been proposed in the past that could significantly alter certain of the U.S. federal income tax consequences of an investment in the Fund. It currently is uncertain whether any such proposed legislation (or similar legislation) will be enacted into law. In 2025, the U.S. government signed into law the “One Big Beautiful Bill Act” (the “OBBBA”) which includes several new provisions (and other amendments) to the Code. The impact of the OBBBA and any potential tax changes on an investment in the Fund is uncertain. Investors should consult their own tax advisors regarding proposed legislation and potential changes in tax laws.
The Fund, vehicles through which it invests, or Limited Partners may be subject to taxation in certain jurisdictions. The Fund, vehicles through which the Fund makes investments, or Limited Partners may be subject to income or other tax in the jurisdictions in which Fund investments are made. Additionally, withholding tax or branch tax may be imposed on earnings of the Fund (or vehicles through which it invests) from Fund investments in such jurisdictions. Local and other tax incurred in non-U.S. jurisdictions by the Fund or vehicles through which it invests may not be creditable to or deductible by a Limited Partner under the tax laws of the jurisdiction where such Limited Partner resides, including the U.S. There can be no assurance that tax authorities in such jurisdictions will not treat the Fund (or any of its affiliates) as if it has a permanent establishment in the local jurisdiction, which would result in additional local taxation. Changes to taxation treaties (or their interpretation) between countries in Europe and countries through which the Fund invests may adversely affect the Fund’s ability to efficiently realize income or capital gains.
Tax-exempt and non-U.S. Limited Partners may incur UBTI or ECI related tax filing obligations. Tax-exempt Limited Partners should be aware that they may be subject to U.S. federal income tax (and possibly state and local income tax) with respect to their share of such income and gain from the Fund that is treated as UBTI. In addition, an investment in the Registrant by a non-U.S. Limited Partner may result in such Limited Partner recognizing and being required to report income that is ECI. Non-U.S. Limited Partners must generally file U.S. federal income tax returns and pay U.S. federal income tax with respect to effectively connected income (“ECI”) of the Registrant allocable to them. Regardless of whether the Fund’s activities constitute a trade or business, under provisions added to the Code by the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”), gain derived by the Registrant from the disposition of U.S. real property interests (including interests in certain entities owning U.S. real property interests) is generally treated as ECI. Thus, non-U.S. Limited Partners that invest in the Registrant should be aware that a portion of the Registrant’s income and gain from its U.S. investments may be treated as ECI and thus may cause the non-U.S. Limited Partners to be subject to U.S. federal income tax (and possibly state and local income tax), as well as U.S. federal income tax return filing obligations, with respect to their share of such income and gain. The Fund has no obligation to minimize UBTI or ECI.
Although Feeder TE believes any entity through which it indirectly holds its interest in the Registrant that elects to be classified as corporations for U.S. federal income tax purposes, whether formed in a U.S. or non-U.S. jurisdiction (each a “Corporation”), if formed, should be respected, it is possible the IRS could seek to disregard any Corporation for UBTI or ECI purposes, which could result in the debt-financed property or other UBTI rules being applied to tax-exempt Limited Partners directly or the ECI rules being applied to non-U.S. Limited Partners directly.

Limited Partners owe taxes on their allocated capital gains or income in excess of distributions from the Fund. A Limited Partner that is subject to U.S. tax or subject to tax in other jurisdictions will be required to take into account its allocated share of all items of partnership income, gain, loss, deduction and credit, whether or not distributed. Because of the nature of the Fund’s investment activities, the Fund is expected to generate taxable income in excess of cash distributions to the Limited Partners, including as a result of annual taxable income inclusions from “passive foreign investments companies” in which the Fund is expected to invest and elect to treat as a “qualified electing fund” (a “QEF”) under the Code. In addition, the Fund may otherwise decide not to distribute cash in amounts that are sufficient to fund a Limited Partner’s tax liabilities. Limited Partners should expect that they will not receive cash distributions to cover such tax liabilities as they arise. Accordingly, the Limited Partners should ensure that they have sufficient cash flow from other sources to pay all tax liabilities resulting from the Limited Partners’ ownership of Units.
The Fund’s use of corporate intermediate entities may result in significant incremental taxes and varying tax impacts on Limited Partners depending on their jurisdictions. Significant amounts of the assets of the Fund are expected to be held through one or more entities taxable as corporations for U.S. federal income tax purposes and may be subject to U.S. corporate federal (and applicable state and local) income tax. Such structures shall be determined in the sole discretion of the Management Company, generally to ensure that the Registrant is classified as a partnership and not a publicly traded partnership taxable as a corporation and to provide simplified tax reporting for Limited Partners. In addition, Feeder TE is expect to hold substantially all of its interests through a non-U.S. Corporation. Thus, significant incremental tax obligations may be incurred from the use of such entities.
Other Considerations
Cybersecurity risks, such as ransomware or systems disruptions, could result in the loss of data, interruptions in the Fund’s business and damage to the Fund’s reputation, and subject the Fund to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on the business and results of operations of the Fund. TPG relies on technology, particularly internet-based programs and data storage applications and may be susceptible to operational risks specific to this technology, including ransomware, system disruptions and unauthorized access to TPG information and technology systems or those of joint-venture partners or third-party service providers that hold TPG information and/or have access to TPG technology systems. The failure, corruption or breach of one or more systems (including as a result of the occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in TPG’s disaster recovery systems, or a support failure from external providers) or the inability of such systems to satisfy investor’s needs, including the execution of relevant transactions, could result in the misappropriation of confidential information, destruction or corruption of data and/or disruption of TPG operations and cash flows of the Fund and could negatively affect the Fund’s liquidity, particularly if those events affect TPG’s computer-based data processing, transmission, storage and retrieval systems or destroy TPG’s data. TPG, its service providers and other market participants increasingly depend on complex information technology and communications systems to conduct business functions. These systems are subject to a number of different threats or risks that could adversely affect the Fund and its investors, despite TPG’s efforts and those of its service providers to adopt technologies, processes and practices intended to mitigate these risks and protect the security of TPG’s computer systems, software, networks and other technology assets, as well as the security, confidentiality, integrity and availability of information, including personal information, belonging to the Fund and its investors. For example, unauthorized third parties may attempt to improperly access, modify, disrupt the operations of, encrypt or otherwise prevent access to TPG’s systems and those of TPG’s service providers and counterparties as well as the data stored by these systems. Third parties, including nation-state or terrorist actors, may also attempt to fraudulently induce employees, customers, third-party service providers or other users of TPG’s systems to disclose sensitive information in order to gain access to TPG’s data or that of the Fund’s investors or otherwise inflict harm. Likewise, TPG’s systems could be vulnerable to supply-chain attacks, wherein attackers may target third parties providing TPG software or services in order to introduce vulnerabilities in TPG’s network systems. TPG may not be able to anticipate all cybersecurity threats and may not be able to implement preventive measures effective against all such threats.
Cybersecurity attacks are increasing in frequency and severity and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, distributed denial of service attacks, ransomware attacks, and other electronic security breaches. Cybersecurity threats may also be amplified by artificial intelligence tools in addition to other related technologies, which may further increase the Fund’s or its third-party service providers’ exposure to security breaches, intrusions or attacks and other cybersecurity risks, as attackers harness their capabilities to launch more complex, automated and targeted attacks that may require the expenditure of additional resources to further strengthen TPG’s defenses against such threats. Even when a cybersecurity breach is detected, the full extent of such breach may not be immediately determinable, and the costs to mitigate and protect against damage caused by cybersecurity breaches in the future could be significant. Whether intentional or unintentional, a cybersecurity breach of TPG’s system or the systems of portfolio companies may cause us, the Fund or portfolio companies to lose proprietary information, suffer data corruption or deletion, expose information to misuse or force TPG to pay ransom to retrieve data or face its loss. Unauthorized access could lead to:
•physical damage to a computer or network system (and costs associated with system repairs);
•loss or theft of investors’ funds;
•the inability to access electronic systems;
•a failure to maintain the confidentiality, integrity, availability and privacy of sensitive information (including the loss of investors’ (or their beneficial owners’ or related persons’) confidential or personal information);
•loss of capabilities essential to our, the Fund’s and/or a portfolio company’s operations;
•ransomware payments and/or costs and expenses associated with engaging decryption specialists;
•increases in insurance premiums;
•financial losses from remedial actions;
•loss of business;
•reputational harm; or
•potential liability.
Limited Partners could also be exposed to losses resulting from unauthorized use or dissemination of their personal information. TPG does not control the cybersecurity systems put in place by third-party service providers, which could have limited indemnification obligations to TPG, the Fund or a portfolio company, each of whom could be negatively impacted as a result.
Cybersecurity risks also require investment in ongoing preventative measures and compliance costs, including costs related to investigating the origin and scope of any cybersecurity incident, as well as increased and upgraded cybersecurity.
Furthermore, the international nature of TPG’s business operations can result in additional risks to TPG’s technology and information. At times TPG is required to disclose or store certain information locally in jurisdictions with relatively weaker protections of corporate proprietary information and assets. TPG may also transmit information in countries that do not respect the privacy of communications or that restrict the transmission of certain information. Non-U.S. legal or administrative regimes may compromise TPG’s control over proprietary data and/or personal information by requiring TPG to cede to regulators rights over, or allow regulatory inspections of, such data. The risk of data theft generally increases in these instances.
Electronic delivery of certain documents, which Limited Partners will consent to pursuant to the Partnership Agreements and/or Subscription Agreements, may involve risks such as slow downloading times, system outages, and potential security issues. Pursuant to the Partnership Agreements and/or the Subscription Agreement, each Limited Partner will consent to electronic delivery (including email or posting on the Fund’s password-protected web-based investor reporting site or other internet service in accordance with the Partnership Agreements) of (i) any notices or communications required or contemplated to be delivered to the Limited Partners by the Fund, the General Partner or any of their respective affiliates, pursuant to applicable law or regulation (including the Investment Advisers Act), at the option of the person making such delivery, and (ii) any other notices, requests, demands or consents or other communications and any financial statements, reports, schedules, certificates or opinions required to be provided to such Limited Partner under the Partnership Agreements or under any other agreement that may be applicable to a Limited Partner (“Electronic

Communications”). Electronic Communications may be modified, corrupted, or contain viruses or malicious code, and may not be compatible with a Limited Partner’s electronic system. In addition, reliance on Electronic Communications involves the risk of inaccessibility, power outages or slowdowns for a variety of reasons. These periods of inaccessibility may delay or prevent receipt of reports or other information by the Limited Partners.
Mail sent to the Fund may be delayed. Mail addressed to the Fund and received at its registered office will be forwarded unopened to the forwarding address supplied by the Management Company to be addressed. None of the Fund, the General Partner, the Management Company or any of its or their directors, officers, advisors, affiliates or service providers will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address. In particular, any person acting on behalf of the General Partner will only receive, open or deal directly with mail which is addressed to them personally (as opposed to mail which is addressed just to the Fund).
Certain Investments may cause publicity concerns and/or litigation. Certain types of investments are very much in the “public eye” and if the Fund makes such types of investments, which is expected, the Fund’s activities may attract an undesirable level of publicity for the Fund, the Limited Partners, the General Partner and/or TPG. In addition, pressure groups and lobbyists may induce government action to the detriment of the Fund, as an owner of the relevant investments. Negative publicity of this nature may make legislatures, regulatory authorities and tribunals less likely to view the relevant companies favorably, which could cause them to make decisions or take actions that are adverse to the Fund’s investments.
The Fund has retained counsel for the Fund and the General Partner. TPG has retained Ropes & Gray LLP and Maples and Calder (Cayman) LLP (on matters of Cayman Islands law) (collectively, “Fund Counsel”) as legal counsel to the Fund in connection with the formation of the Fund and may retain the Fund Counsel in connection with the operation of the Fund. Fund Counsel also may act as counsel to the Management Company, the General Partner and their respective affiliates. However, Fund Counsel will not represent any Limited Partner with respect to the Fund, in the absence of a clear and explicit written agreement to such effect. In addition, each Limited Partner will acknowledge that the Fund Counsel has not represented it in the preparation and negotiation of the applicable Partnership Agreement.
Conflicts of Interest
TPG is one of the largest global alternative investment firms in the world, with approximately $303 billion of total assets under management as of December 31, 2025. TPG and its affiliates engage in a broad range of activities, including pursuing investments for the Fund, other TPG funds and other accounts and providing investment advisory, broker-dealer and other related services to these funds and accounts and their portfolio companies and other investments. For more information about TPG, see “Item 1. Business.”
TPG expects the Fund to benefit from its relationship with the broader TPG network, as well as its relationships with strategic partners. For example, through the Management Company and the General Partner, the Fund will have access to the contacts and industry knowledge of TPG investment teams, enhancing the Fund’s transaction-sourcing capabilities and investment decision-making. Additionally, TPG expects the Fund to consult with internal TPG experts and strategic partners on specific industry issues, trends and other matters to complement the Fund’s investment process. These relationships, however, will also give rise to a number of actual, potential and apparent conflicts of interest between the Fund, on the one hand, and the General Partner, the Management Company, other TPG funds, investment platforms and affiliates and strategic partners, on the other.
The following discussion describes certain of these actual, potential or apparent conflicts of interest and how TPG intends to manage them. Prospective investors should carefully evaluate these considerations before making an investment in the Fund.

This summary is not intended to be an exhaustive list of all actual, potential or apparent conflicts or their potential consequences. Identifying potential conflicts of interest is complex and fact-intensive, and it is not possible to foresee every conflict of interest that will arise. In particular, TPG expects in the future to identify additional conflicts of interest that currently are not apparent to TPG or the broader alternative investments industry, as well as conflicts of interest that arise or increase in materiality as TPG develops new investment platforms or business lines and otherwise adapt to dynamic markets and an evolving regulatory environment. To the extent TPG identifies conflicts of interest in the future, TPG may, but assume no obligation to, disclose these conflicts and their implications through a variety of channels, including in TPG’s Form ADV, which it files on at least an annual basis with the SEC, or in other written or oral communications to the Board of Directors (including the Independent Directors) and/or the Limited Partners.
Approach to Conflict Mitigation
TPG will in certain cases take actions it determines appropriate to mitigate any conflict that arises with respect to the matters discussed herein or otherwise, which will be deemed to fully satisfy any fiduciary duties it may have to the Fund. Thereafter, TPG and its affiliates will be relieved of any liability related to the relevant conflict to the fullest extent permitted by law. For the avoidance of doubt, nothing herein constitutes a waiver of any of TPG’s or its affiliates’ non-waivable duties under applicable law.
TPG’s approach to mitigating such conflicts may include, without limitation, voting with the majority of unaffiliated investors holding the relevant classes of securities in circumstances where TPG has a right to vote with respect to such securities; recusing itself (or causing certain individuals to recuse themselves) from or otherwise remaining passive with respect to any decision with disparate impact on TPG funds; acting in accordance with standards or procedures approved by the Independent Directors and/or the Limited Partners; disposing of the investments or securities giving rise to the conflict of interest; disclosing the relevant conflict to the Board of Directors (including the Independent Directors) and/or the Limited Partners; validating the arm’s-length nature of the conflict transaction by obtaining third-party validation (e.g., a fairness opinion or other validation) or referencing participation by unaffiliated third parties; appointing an independent representative to act or provide consent for the Fund with respect to the matter giving rise to the conflict of interest; creating groups of personnel within TPG each of which would advise or represent one of the TPG funds that has a conflicting position with other TPG funds; taking any action pursuant to TPG compliance policies and procedures (including, without limitation, requiring compliance review in connection with actions taken with respect to investments, creating information barriers between investment teams within TPG and/or presenting such conflict for review by a conflicts committee comprising TPG affiliates) or, to the extent necessary, seeking the approval, consent, waiver or advice of the Independent Directors or the Limited Partners. TPG’s approach to mitigating certain conflicts of interest will likely be different with respect to the Fund as compared to other TPG funds that the Fund invests alongside.
The existence of a conflict of interest, even a material conflict of interest, does not necessitate seeking the approval of the Independent Directors or the consent of the Limited Partners. While the General Partner may determine to seek the approval or consent, as applicable, of such parties even if not required, approval or consent, as applicable, of such parties is only required if expressly provided in the Partnership Agreements or by applicable law. The General Partner is expected to determine in many cases that, although a potential for conflict or actual conflict exists, such potential or actual conflict does not give rise to a material conflict of interest, including due to the presence or implementation of mitigation factors in this report, or due to the presence of other facts or mitigants that the General Partner determines to be sufficient, in which case no approval of the Independent Directors will be sought. The determination of whether a transaction involves a material conflict of interest will be made by the General Partner in accordance with its internal policies, and the General Partner has significant discretion in making such determination. There are also transactions that, even if an actual or potential material conflict of interest exists, do not require, under the Partnership Agreements, disclosure to, or approval of, the Independent Directors or the consent of the Limited Partners. For example, the Fund is permitted to engage in sales, dispositions or rebalancing from time to time with Fund vehicles or other TPG funds without seeking the approval of the Independent Directors (either due to the terms of the Partnership Agreements that permit such transactions without approval or because the General Partner otherwise determines that no material conflict of interest exists in the relevant transaction). In addition, as described in “Restrictions Arising from the Activities of TPG’s Affiliates; Information Barriers” and “Walled-Off Businesses,” the Partnership Agreements do not restrict, and Independent Directors approval will not be required for, transactions by the Fund in or with a person in which another TPG fund holds an interest or is making an investment where the individuals within TPG involved in such transaction on behalf of such TPG fund are separated by an information barrier from the Fund. Conflicts described herein are also expected to arise with greater frequency, particularly in light of TPG’s acquisitions of Angelo, Gordon & Co., L.P. and Peppertree Capital Management.

TPG has established policies and procedures to address certain types of conflicts, including, when required by or otherwise consistent with the Partnership Agreements, seeking the approval of the Independent Directors. In most cases, however, the resolution of the conflict will depend entirely on the exercise of TPG’s discretion in light of the relevant facts and circumstances at the time, including the immediate and long-term interests of the relevant TPG funds, the terms of the Partnership Agreements and disclosure to the Directors. The specific weight ascribed to each of the relevant factors is a subjective judgment about which reasonable people will differ, and such judgments will remain in TPG’s complete discretion.
There can be no assurance that TPG will identify or resolve all conflicts of interest in a manner that is favorable to the Fund, and the Limited Partners (i) may not be entitled to receive notice or disclosure of the actual occurrence of these conflicts or (ii) have no right to consent to them as they arise.
If an investor acquires an interest in the Fund, such investor will be deemed to have:
•acknowledged (i) the existence of the actual, potential or apparent conflicts of interest described herein, (ii) that such conflicts are often resolved by the same or overlapping professionals within the Fund and the other TPG funds and (iii) that such conflicts will not necessarily be resolved in a manner beneficial to the Fund;
•waived any claim with respect to any liability arising from the existence of any such conflict of interest to the maximum extent not prohibited by applicable law (including the Advisers Act and the Exchange Act) (for the avoidance of doubt, nothing herein constitutes a waiver of any non-waivable rights); and
•acknowledged that (i) TPG expects to identify and may disclose in the future additional conflicts of interest and (ii) regardless of any such conflict of interest or TPG’s disclosure of it, an investor’s ability to transfer its Fund interest is highly restricted under the Partnership Agreements and applicable law, and while the Fund has implement a Redemption Program, there is no guarantee that the Fund will offer to redeem Units at any particular time or at all, and if the Fund does offer to redeem Units at any particular time, it may repurchase fewer Units than have been requested to be redeemed.
Overlapping fund strategies may result in less favorable or, in certain circumstances, no allocation of investment opportunities to the Fund. The Fund’s investment objective—to generate investment returns by providing its Limited Partners with broad exposure to investments across the private equity strategies of TPG—encompasses a broad array of potential investment opportunities. By design, investment opportunities that are consistent with the Fund’s investment objective will frequently overlap with the investment objectives and/or strategies of one or more other investment funds, separate accounts or other investment vehicles that TPG sponsors or manages. TPG refers to such other investment funds, separate accounts and other investment vehicles and products, whether currently existing or formed or acquired in the future, collectively as the “other TPG funds.” Determining how to allocate investment opportunities gives rise to multiple conflicts of interest, which are described in more detail below.
Overlap with Other Existing and Future TPG Funds. By design, investment opportunities that are suitable for the Fund will often fit within the investment objectives or strategies of other TPG funds. TPG expects the Fund’s broad investment objective will lead to overlaps with the following TPG strategies: TPG Capital, TPG Healthcare Partners, TPG Asia, TPG Growth, TPG Tech Adjacencies, TPG Life Sciences Innovations, The Rise Funds, TPG Rise Climate, TPG GP Solutions, TPG Sports, TPG Emerging Companies Asia and TPG NewQuest.
Additionally, but to a lesser extent, TPG expects to invest a portion of the Fund’s available capital in debt and other securities, including but not limited to, debt instruments, cash and money market funds, which could lead to overlap with the TPG Credit platform.
TPG and its affiliates may engage in strategic transactions in the future, which could lead to additional overlaps in investments. With every new fund, vehicle, account or investment product that TPG forms, invests in or acquires and that TPG considers a “TPG fund” for purposes of the following discussion, there is an increased likelihood of overlapping investment objectives.
Allocation Procedures and Principles. When making allocation decisions, TPG is guided by its contractual obligations to its various funds, as well as its allocation procedures and principles.

For each allocation decision, TPG considers the “duty to offer” provisions of the relevant partnership agreements, the other constitutive documents of the relevant funds and other binding contractual obligations (including contractual obligations contained in side letters with investors in relevant TPG funds, if any). Many, though not all, TPG funds have “duty to offer” provisions, and these provisions are customized for each TPG fund in light of its mandate. Such “duty to offer” provisions for TPG funds may include, for example, a geographic focus (e.g., non-passive corporate investment opportunities of a certain size located in certain principal markets in the APAC region), an impact assessment (e.g., certain investments that satisfy TPG’s societal impact underwriting framework and standards), an industry focus (e.g., certain control-oriented real estate opportunities), a sourcing focus (e.g., certain private equity positions on a secondary basis that are sourced by a certain business team) or a transaction focus (e.g., GP-led secondary transactions with respect to assets that a GP will continue to manage). Other TPG funds include a more general “duty to offer” provision (e.g., non-passive corporate equity investment opportunities in the United States, Canada and Europe). Certain TPG funds also have a general requirement to allocate investments on a fair and equitable basis. “Duty to offer” provisions typically carve out certain types of investment opportunities, including follow-on investments or dispositions by other TPG funds, and overlap situations with other TPG funds as described below. Additionally, under the governing documents of certain TPG funds, TPG may, in its complete discretion and notwithstanding its other allocation principles, offer to other TPG funds (including the Fund) or co-investors up to 15% of the portion of any opportunity that is offered to such a TPG fund. This right is separate from and in addition to TPG’s ability to allocate co-investment from “overage” after a TPG fund receives its appropriate allocation.
Importantly, unlike the governing documents of the TPG funds described above, the Partnership Agreements do not impose on TPG a “duty to offer” to the Fund any potential investment opportunity, meaning TPG has no obligation to pursue through the Fund (as opposed to another TPG fund or TPG and/or its affiliates for their own accounts) an opportunity that fits within the Fund’s investment objective. If TPG determines that an opportunity is suitable in whole or in part for one or more other TPG funds, TPG is authorized to offer that opportunity to such other TPG fund or funds before offering it to the Fund, and the Fund may participate only after such other TPG fund or funds have received its or their suitable and/or contractually required allocations, as TPG determines in its sole discretion. Even where another TPG fund does not have a contractual “duty to offer” provision with respect to such investment, TPG may determine that an investment is suitable for such TPG fund, taking into account the investment objectives or other relevant provisions of the governing documents or marketing materials of such TPG fund. Similarly, TPG may determine that an investment in a portfolio company or a portfolio investment should be made on behalf of TPG or its affiliates (for their own accounts) or would be more appropriate as a business combination with TPG or its affiliates, even where such investment is suitable for the Fund. As a result, the Fund could, in many circumstances, be allocated less than the portion of an investment opportunity that fits within its investment objective than TPG otherwise would have deemed suitable for it (or none at all), for example, where the opportunity is allocated entirely to another TPG fund or shared between the Fund and one or more other TPG funds, including co-investors. Accordingly, investment opportunities allocated to the Fund will generally be those that satisfy the investment objective of the Fund and that TPG concludes are: (i) too large for another TPG fund to make on its own, in which case the Fund could be offered the opportunity to co-invest alongside such other TPG fund, (ii) too small for another TPG fund, in which case the entire opportunity could be offered to the Fund, (iii) otherwise not suitable (in whole or in part) for other TPG funds that have a “duty to offer” or other relevant provision (or otherwise should not be presented to such funds in accordance with their investment objectives), given factors that could include, for example, those set forth below, and/or (iv) more appropriate for the Fund (in whole or in part) than another TPG fund (A) without a “duty to offer” or other relevant provision in such fund’s governing documents or (B) given such fund’s investment objectives based on relevant factors, including, for example, the potential investment’s target rate of return, risk profile, liquidity profile, duration of holding period and/or size, among other factors set forth below, and in each case the Fund could pursue the entire opportunity by itself or alongside other TPG funds with overlapping strategies. TPG has significant discretion in allocations of investments to the Fund, and there can be no assurance that any particular investment will be allocated to the Fund. As a result of other TPG funds’ priority rights, the Fund likely will not be offered the opportunity to participate in certain investment opportunities, and participation by the Fund in such opportunities is expected to be limited or curtailed to the extent required by the priority rights of such other TPG funds. In addition, TPG’s allocation of investment opportunities among the Fund and other TPG funds potentially will result in the allocation of all or none of an investment opportunity to the Fund (including in connection with follow-on investments), or a disproportionate allocation among the Fund and other TPG funds, with such allocations being less advantageous to the Fund relative to other TPG funds. Allocating all or any portion of an investment opportunity to one or more other TPG funds instead of the Fund will reduce the amount available to the Fund for investment. In certain cases, the Fund would likely decline to pursue an investment opportunity if it determines its allocation is too small to be appropriate for the Fund.

However, in certain circumstances, which have grown in frequency as TPG has developed and acquired both new and existing investment platforms, neither the “investment objective” provision of the Partnership Agreements nor the relevant provisions in other TPG funds’ documents will be determinative. For instance, as mentioned above, certain TPG funds’ “duty to offer” provisions carve out any investment opportunity that should be presented to another TPG fund in accordance with its investment objectives or the “duty to offer” or other relevant provisions of its fund documents or marketing materials (including other TPG funds that do not themselves have a “duty to offer”, like the Fund). In these cases, TPG allocates the investment opportunity in accordance with its contractual obligations and/or allocation principles. These principles reflect factors that TPG determines in good faith to be fair and reasonable. Factors TPG currently expects to consider include, but are not limited to:
•the Fund’s and each other relevant TPG fund’s investment focus and objectives (e.g., investment strategy, asset class, industry focus, control orientation, etc.);
•the professionals who sourced the investment opportunity;
•the professionals who are expected to oversee and monitor the investment;
•transaction dynamics, including dynamics with the management team of the relevant investment (e.g., whether the management team of the investment indicates a preference for a strategic transaction with certain TPG personnel or platforms, or with TPG as a firm (rather than with a TPG fund));
•the expected amount of capital required to make the investment, as well as the Fund’s and each other relevant TPG fund’s current and projected capacity for investing (including for any potential follow-on investments or warehouse vehicles or arrangements);
•the Fund’s and each other relevant TPG fund’s targeted rate of return and investment holding period;
•expected cash characteristics (such as cash-on-cash yield, distribution rates or volatility of cash flows);
•the stage of development of the prospective portfolio company;
• the Fund’s and each other relevant TPG fund’s existing investments;
•the investment opportunity’s risk profile;
•the investment opportunity’s liquidity profile;
•portfolio diversification and concentration concerns (including, but not limited to (i) allocations necessary for the Fund or other TPG funds to maintain a particular concentration in a certain type of investment (e.g., if another TPG fund follows a liquid strategy pursuant to which it sells a type of investment more or less frequently than the Fund and the Fund or such other TPG fund needs a non-pro rata additional allocation to maintain a particular concentration in that type of investment) and (ii) whether the Fund or other TPG funds already have desired exposure to the investment, sector, industry, geographic region or markets in question);
•the Fund’s and each other relevant TPG fund’s expected life cycle and duration of commitment period (if any);
•any relevant investment targets or restrictions (e.g., industry, concentration, etc.) for the Fund and each other relevant TPG fund;
•investment target sizes for the Fund and each other relevant TPG fund, including any predetermined maximum and minimum investment sizes for the Fund and each other relevant TPG fund;
•the ability of the Fund and each other relevant TPG fund to accommodate the desired terms of the transaction and/or the structural, timing and other aspects of the investment or the investment process;

•the ability of the Fund or another TPG fund to employ leverage, hedging, derivatives or other similar strategies in connection with acquiring, holding, disposing of or otherwise realizing upon the particular investment opportunity, and any requirements or other terms of any existing leverage facilities;
•investment excuse rights and other investment restriction-related rights specific to investors in each other relevant TPG fund;
•the currency denomination of the Fund and each other relevant TPG fund, as well as the currency denomination of the applicable investment; and
•legal, tax, contractual, accounting, regulatory or other considerations that TPG deems relevant (including the terms, conditions and other considerations of any exemptive relief from the SEC applicable to any TPG funds and/or board of director determinations with respect to any TPG funds).
The relevance of each allocation principle will vary from investment opportunity to investment opportunity, and in some cases, one single factor will outweigh the others. While TPG seeks to apply a generally consistent framework and approach, the facts and circumstances of each allocation decision remain determinative. There is no obligation for TPG to consider all such allocation principles or any particular allocation principles in connection with the allocation of any given investment opportunity. In addition, TPG expects its allocation principles, and procedures more generally, to change over time. For example, TPG has and could continue to establish allocation criteria to apply more mechanically to all or a particular category of investments. TPG does not intend to proactively notify Limited Partners of any changes TPG makes to its allocation policies, procedures or principles.
TPG’s Allocation Committee applies TPG’s allocation principles and makes allocation decisions in situations where the investment interests of certain funds overlap. The current composition of the Allocation Committee includes senior TPG professionals representing major investment platforms and TPG as a whole. TPG expects the Allocation Committee’s members and role, if any, in the allocation process to evolve over time.
The application of TPG’s allocation principles is a fact-intensive exercise. While TPG bases its allocation decisions on the information available to TPG at the time, this information could prove, in retrospect, to be incomplete or otherwise flawed. Furthermore, the weight TPG ascribes to certain considerations will evolve over time in response to, among other things, changes in market conditions, the competition TPG faces for investments and the mix of opportunities available. TPG (including the Allocation Committee, where relevant) makes allocation determinations based solely on its expectations at the time investments are made; however, investments and their characteristics may change and an investment not allocated to the Fund may prove to have been suitable for the Fund in hindsight. Additionally, because the Fund and other TPG funds are advised by different personnel that may have differing views regarding the attractiveness of a particular investment for the relevant funds, the Fund is expected from time to time to decline to pursue an investment that is then pursued by another TPG fund, TPG and/or its affiliates or vice versa. The allocation of opportunities requires TPG to make subjective judgments. Any such judgments and their application involve inherent conflicts and risks that assumptions regarding investment opportunities will not ultimately prove correct and accordingly, there can be no assurance that TPG’s subjective judgments will prove correct in hindsight.
In making an allocation decision, additional potential conflicts of interest are expected to arise. Specifically, because TPG’s funds have different fee, expense and compensation structures, TPG has an incentive to allocate an investment opportunity to the TPG fund that would generate a higher fee or performance allocation. As a result, because the Fund generally charges lower fees than other TPG funds with similar investment objectives, TPG has an incentive to allocate investment opportunities (or a portion thereof) to such other TPG funds rather than the Fund. In addition, TPG’s professionals will generally participate indirectly in investments made by the TPG funds in which they invest. TPG does not explicitly take such considerations into account in making allocation decisions and expect that TPG’s procedures and principles will help mitigate the risk that these incentives implicitly influence TPG’s allocation decisions.
TPG may decline an investment opportunity on behalf of the Fund for a variety of reasons, including to the extent TPG determines, in its discretion, that such investment could (i) have reputational considerations for the Limited Partners, TPG or the Fund, (ii) implicate considerations under TPG’s environmental, social and corporate governance policy, (iii) to TPG’s knowledge, have been the subject of concern or controversy among financial institutions, institutional Limited Partners or the public, (iv) require a longer hold period than is suitable for the Fund’s liquidity profile or (v) give rise to other similar considerations. In certain cases, such an investment may be allocated to one or more other TPG funds that have consented to the investment or do not have such considerations, in lieu of such investment being allocated to the Fund.
TPG and other TPG funds from time to time invest in the securities offerings of a portfolio company held by the Fund or another TPG fund (including through initial public offerings), which would result in TPG or a TPG fund receiving an allocation of portfolio company securities. In addition to potential conflicts of interest arising from the allocation of such securities, this arrangement also leads to similar conflicts described below, among other places.
Global Vehicles. Each investment opportunity that TPG allocates to the Fund will generally be shared among each Partnership and any other Parallel Investment Entities formed in the future (and accordingly and indirectly, among their respective feeder funds) pro rata in accordance with their respective available capital (or, in the case of any follow-on investments, their respective interests in the investment in respect of which the follow-on investment is made), subject to tax, legal, regulatory, accounting, compliance, operational or other considerations. In order to facilitate additional capital raising by the Fund from prospective investors in certain jurisdictions or with particular legal, tax, regulatory, accounting, compliance, operational or other requirements, TPG has formed Parallel Investment Entities or feeder funds for the purpose of investing such prospective investors’ investments in accordance with the Fund’s investment objective and expects to form more in the future.
Allocation Timing. TPG expects to determine final allocations among TPG funds only after certain expenses or other amounts have already become due and payable. In these circumstances, the Fund would be expected initially to bear the full amount of an upfront payment or expense, even if another TPG fund ultimately participates in all or a portion of the investment. In such a circumstance, the other TPG fund generally would reimburse the Fund for its proportionate share of such payment or expense when TPG determines the final allocation of the investment opportunity among the Fund and the other TPG funds, potentially without interest. Prior to a final allocation decision, the Fund, another TPG fund or an affiliate thereof may enter into a purchase and sale agreement or other binding agreement in connection with the acquisition of an investment. After a final allocation decision, the initial party may assign all or any portion of such purchase and sale agreement or other binding agreement to the Fund, one or more other TPG funds or an affiliate.
In addition, TPG may alter a prior allocation determination in order to take into account a change in facts or assumptions. For example, the Fund is permitted to syndicate a potential co-investment after closing and other TPG funds have similar rights. In the event that the Fund or another TPG fund fails to syndicate a potential co-investment, TPG is permitted to re-allocate the portion of the investment that was not syndicated. Also, allocation determinations typically take into consideration the relative available capital of the participating TPG funds. In the event that there are changes to the relative available capital of the Fund and other TPG funds following its initial allocation determination (for example, due to another investment being contemporaneously pursued by the Fund or any such other TPG fund not ultimately being consummated), TPG is permitted to re-allocate all or a portion of the relevant investment among the Fund and such other TPG funds. In each of the situations described above, and other similar situations, the re-allocation may involve a transfer, a purchase or sale of such an investment between the Fund and another TPG fund, which will not require approval of the Independent Directors.
Warehousing by TPG. To the extent all or a part of an investment is intended to be allocated to another TPG fund (including a TPG fund that is not yet formed or actively investing) and/or to one or more co-investors in accordance with the allocation framework described herein, TPG is permitted to (i) acquire such investment (or portion thereof) with the expectation of subsequently transferring to such other TPG fund and/or co-investor and (ii) subsequently effectuate such transfer on terms it determines to be appropriate. To the extent the intended syndication is not ultimately consummated, including if the relevant TPG fund is not ultimately raised, TPG is permitted to retain on its own behalf such amounts not syndicated. In such circumstances, TPG is permitted either to continue to hold all (or part) of such investment or to dispose of all (or part) of its interest in such investment, which disposition may be at a different time from when the Fund or other TPG funds dispose of their interests (if any) in such investment. Conflicts of interest are expected to arise in connection with these transactions, including with respect to timing, structuring, pricing and other terms. The funds committed and/or used in any such warehousing by TPG and its affiliates may come from TPG’s own balance sheet, from one or more third parties that enter into arrangements with TPG with respect thereto, and/or from another TPG fund. TPG will have the right to earn underwriting and/or syndication or other fees from the portfolio company, or the purchasers of the syndication, and the Fund and Limited Partners will not be entitled to share in or receive the benefit of any such fees. TPG may be incentivized to underwrite and/or syndicate investments due to the right to earn fees not subject to offset in favor of the

Limited Partners, even if the capital used to underwrite such amounts does not come entirely from TPG’s own balance sheet as described above, and TPG may share such fees with one or more third parties that commit to such equity investments and may charge purchasers of the equity fees and carried interest / performance allocations with respect thereto.
Allocation of Exit Opportunities. TPG may share appropriate sale and other exit and liquidity opportunities among the Fund and other TPG funds in a manner TPG believes is fair and reasonable in accordance with applicable allocation policies (which may result in the Fund not participating in all or a portion of any such opportunity or in a smaller portion of any such opportunity).
Differing fee structures create incentives to allocate broken deal expenses unevenly across funds. TPG will also face conflicts of interest with respect to allocations of expenses among the Fund, other TPG funds and TPG. When the Fund co-invests alongside other TPG funds in an investment, TPG generally expects to allocate the fees and expenses incurred in connection with such investment to the participating investing vehicles in proportion to the amounts invested by the participating investment vehicles in such investment, or on such other basis determined to be fair and equitable, subject to certain legal, regulatory, tax and other considerations. However, if the transaction is abandoned or otherwise ultimately not consummated, TPG will seek to allocate the fees and expenses incurred in connection with such a “broken deal” among the Fund and the other investment vehicles that were considering the investment using its best judgment and based on the expected participation levels of the investing vehicles. This judgment is necessarily subjective, especially when a transaction is terminated at an early stage. When TPG abandons an opportunity, absent a factual development to the contrary, TPG will allocate the fees and expenses for such transaction to such fund or funds. Limited Partners will typically bear their share of fees and expenses for transactions that are terminated, including those terminated before a Limited Partner’s admission to the Fund.
The financial position of the relevant funds could incentivize TPG to allocate such fees and expenses to one fund and not another. For example, it would be advantageous to allocate broken deal fees and expenses to a fund that is not expected to pay carried interest or make performance allocations to its general partner, as the fees and expenses would not affect the amount of carried interest paid or performance allocations made—it would be zero in any case. Conversely, it typically would be disadvantageous as an economic matter to allocate broken deal fees and expenses to a fund that is paying carried interest or making performance allocations, as doing so would delay and reduce the amount of carried interest or performance allocations paid to the relevant general partner. As with TPG’s other allocation decisions, TPG’s allocation procedures and principles are designed to help mitigate the risk that financial incentives implicitly influence the allocation of broken deal fees and expenses.
In certain instances TPG will evaluate investment opportunities that, if consummated, TPG would likely offer in part to prospective co-investors, including affiliated co-investors and vehicles over which TPG exercises investment discretion (such as dedicated, multi-investment co-investment vehicles). If such a potential investment is not consummated, the full amount of any expenses relating to such potential but not consummated investment and co-investment (including reverse termination or other “broken deal” fees, organizational expenses of a co-invest vehicle, extraordinary expenses such as litigation costs and judgments and other expenses) will typically be borne entirely by the Fund (and any other TPG funds that would have participated in such investment), rather than by any such prospective co-investors (including affiliated co-investors). Alternatively, there may be scenarios where the potential investment is consummated, but the co-investment is not, in which case the Fund (and any other TPG funds that participated in such investment) will typically bear the full amount of any expenses relating to such potential, but not consummated, co-invest vehicle, including expenses that would have been organizational expenses of the relevant co-invest vehicle (including travel, legal (including related to drafting and negotiating the governing documents and disclosures related to the co-invest vehicle), accounting, tax and other expenses). In addition, such co-investors could independently pursue such transaction, without reimbursing the Fund for its broken deal costs. Furthermore, certain co-investors may have expense cap limitations or other negotiated arrangements that restrict the amount or type of broken deal or other expenses that can be allocated to them. As a result, these limitations may disproportionately impact the Fund, which may be required to bear a greater share, or even the entirety, of such expenses when co-investors’ expense caps are reached or otherwise apply. This could result in increased costs to the Fund relative to such co-investors.
Co-investing alongside TPG funds with differing terms and timing may result in different pricing, costs, or investment outcomes. TPG expects that a large portion of the Fund’s direct investments in portfolio companies will be alongside one or more other TPG funds. When this occurs, the Fund could acquire its interests in a portfolio company at separate times and on different terms than the other TPG fund(s), and the approval of the Independent Directors will only be sought in such instance if expressly required by the Partnership Agreements. When TPG determines that it would be appropriate for (i) the Fund to make an investment in or buy a security from a pre-existing portfolio company of one or more other TPG funds and/or sell a security to the account of one or more other TPG funds, (ii) one or more other TPG funds to later invest in a portfolio company in which the Fund has invested or (iii) a company in which certain TPG personnel hold an interest to acquire a portfolio company or other investment of the Fund, TPG will generally seek to make any such investment on the same general terms and ensure that each participating TPG fund, including the Fund, participates on a fair and equitable basis in accordance with TPG’s then-current allocation policy. However, situations may occur where the Fund could be disadvantaged as a result of TPG’s investment activities conducted for other TPG funds, including because co-investing TPG funds have different terms, access to credit, hedging or investment strategies, investment periods, return profiles and/or investment vehicles and structures as compared to the Fund, which factors could result in the Fund’s investment being made at a different effective price or with differing costs or terms. In addition, the foregoing transactions would be expected to have an effect (either positive or negative) on the market value of the Fund’s investment.
In many cases, the Fund will co-invest in lockstep with another TPG fund, with both funds making and exiting the shared investment at the same time and on substantially the same terms. In other cases, however (for example, without limitation, in respect of certain credit investments), the Fund and the other TPG fund will have different entry and/or exit timing in the same portfolio company, acquire the same or different security or extend credit on different terms or acquire, originate or otherwise make investments in different parts of a portfolio company’s capital structure (as further described in “Investing in Different Levels of the Capital Structure” below). In these scenarios, the Fund and the other relevant TPG funds will not be required under the Partnership Agreements to, and may not, exit their respective investments at the same time, for the same effective price and/or on the same or substantially the same terms, taking into consideration, among other things, the respective terms, commitment periods, structures, investment strategies and return profiles of each TPG fund, as applicable, as well as any applicable tax, regulatory or legal restrictions or considerations. For instance, the Fund, which is structured as a perpetual-life strategy, and another TPG fund that is close to the end of its commitment period, could make a shared investment that could result in the Fund exiting the shared investment at a different time, at a different effective price and/or with different other terms than such other TPG fund, which could increase the likelihood of divergent returns as between the Fund and such other TPG fund. In such cases, the other TPG fund’s view of the investment and its interests may diverge from those of the Fund. This could cause the other TPG fund to dispose of, increase its exposure to or continue to hold the investment at a time when the Fund has taken a different approach. As a result, the actions of the other TPG fund could affect the value of the Fund’s investment. For instance, a sale by the other TPG fund of its investment “below par” could put downward pressure on the value of the Fund’s interest, which the Fund has opted to hold longer term. The other TPG fund is under no obligation to act in a way that furthers or protects the interests of the Fund.
In connection with any investment in which another TPG fund also participates, TPG reserves the right to give advice and make investment recommendations to any other TPG fund that differs from advice given to, or investment recommendations made to, the Fund (including with respect to the timing of the purchase or sale of investments), even if such other TPG fund’s investment objectives are the same or similar to those of the Fund. TPG could express inconsistent views on commonly held investments or on market conditions more generally.
To the extent not restricted by confidentiality requirements or information barriers, TPG will generally apply the experience and information obtained by managing the Fund to benefit other TPG funds (and vice versa). However, TPG could obtain information while dealing with portfolio companies of other TPG funds that TPG is prohibited from acting on in respect of or otherwise disclosing to the Fund as a result of confidentiality requirements, internal policy, information barriers or applicable law, even though such action or disclosure could be in the Fund’s interests (e.g., when another TPG fund holds an interest in a portfolio company of the Fund that goes into bankruptcy or reorganization, becomes insolvent or otherwise experiences financial distress or is unable to meet its payment obligations or comply with covenants relating to securities held by the Fund).
In addition, where multiple TPG funds invest in the same portfolio company at different times, the first TPG fund to invest typically will bear a higher level of diligence and transaction fees, costs and expenses than the later investing TPG funds; similarly, to the extent a transaction does not proceed, the first TPG fund to invest typically will bear the full amount of broken deal expenses relating to the transaction, regardless of whether other TPG funds could or would have invested in such portfolio company in potential future transactions. Moreover, the securities that will be purchased by the later-investing TPG funds could have more attractive terms and conditions than the securities issued to the earlier TPG fund. In the case of follow-on investments, to the extent the Fund has insufficient available capital to support making follow-on investments in respect of its existing investments, then the Fund could suffer dilution, while the other TPG fund may continue investing. Further, there can be no assurance that the Fund’s return on such an investment will be the same as the returns achieved by any other TPG fund(s) participating in the transaction.
Frequently, the Fund will be invited to co-invest in transactions being managed or led by one or more other TPG funds and, in other circumstances, one or more other TPG funds may be invited to co-invest with the Fund. In determining whether to engage in such side-by-side investing and upon what terms, TPG will follow the procedures set forth in the Partnership Agreements and will act in accordance with TPG’s then-current allocation policy. In such circumstances, the investment by the Fund and such other TPG funds likely will not be proportional. Therefore, such participation by the Fund may be more or less advantageous to the Fund relative to such other TPG funds. In addition, such side-by-side investing is expected to give rise to potential conflicts of interest, including allocations of investment interests, governance rights and the sharing of fees and expenses. The appropriate allocation among the Fund and such other TPG funds of fees, costs and expenses generated in the course of evaluating and making side-by-side investments that are not consummated (including out-of-pocket fees associated with due diligence, attorney fees, and the fees of other professionals) will be determined by the General Partner in its sole discretion in accordance with its then-current expense allocation processes. In certain situations, the Fund and other TPG funds could agree to be jointly and severally liable for certain obligations or other liabilities, including, for example, obligations under a purchase and sale agreement or other transaction documents. In such instances, actions or inaction by another TPG Fund, including a default or failure by another TPG fund to satisfy its obligations, could result in liabilities for the Fund. These joint and several obligations do not constitute transactions between the Fund and other TPG funds, and no consent of Limited Partners or the Independent Directors is required for the Fund to enter into arrangements involving joint and several liability with another TPG fund even though the existence of joint and several liability arrangements creates a potential conflict of interest.
With respect to expense allocations for investments allocated to the Fund and one or more other TPG funds, TPG generally expects to allocate any partnership expenses or unconsummated transaction expenses pro rata in accordance with each fund’s respective investments or proposed investments, unless TPG determines that a different allocation is fair and equitable under the circumstances. In addition, with respect to such investments, in the event another TPG fund is unable to fund its share of additional capital (e.g., in the event such TPG fund does not have sufficient available capital), the Fund may be obligated to fund more than its share of such amount. In such event, the Fund will gain greater exposure to such investment than may have been intended and the returns of the Fund may be negatively impacted as a result of the foregoing. TPG will, in certain circumstances, have an opportunity to acquire a portfolio or pool of assets, securities and instruments that TPG determines should be divided and allocated among the Fund or other TPG funds. In this situation, the combined purchase price paid to the seller(s) would be allocated among the multiple assets being acquired and therefore among the Fund and the other TPG funds acquiring any of the assets, although TPG could, in certain circumstances, allocate value to the Fund and such other TPG funds on a different basis than the contractual purchase price (including based on the underlying values of the assets in such portfolio or pool). Regardless of the methodology for allocating value, TPG will have conflicting duties to the Fund and the other TPG fund when assets are bought together in a portfolio, including as a result of different financial incentives TPG has with respect to the Fund and the other TPG fund, most clearly when the fees and allocations, including incentive-based allocations and compensation (such as performance allocations, carried interest and performance fees) earned from the Fund and the other TPG fund differ. There can be no assurance that a portfolio company of the Fund will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been valued or allocated if such portfolio company were acquired or sold independently rather than as a component of a portfolio shared with other TPG funds.
Other TPG funds may also make investments in portfolio companies or issuers in which the Fund invests by exercising certain rights that were negotiated by the Fund or another TPG fund (or vice versa). For example, another TPG fund could exercise pre-emptive rights, options, warrants and other contractual rights obtained and negotiated for by the Fund (or another TPG fund), in connection with a previous investment in the applicable portfolio company or issuer, and vice versa. In addition, TPG may not be obligated to allocate follow-on investments in a particular portfolio company or issuer to the Fund and may allocate such follow-on investments to other TPG funds, or vice versa. Such investments may create conflicts of interest, including where other TPG funds have the opportunity to benefit from rights and options that were negotiated by the Fund, in some cases in exchange for no consideration. Similar conflicts will arise if TPG, including the Management Company and its affiliates, co-invests alongside the Fund in a portfolio company. In addition, a portfolio company of the Fund could over time develop characteristics that result in the portfolio company constituting an attractive investment opportunity for another TPG fund and vice versa. For example, a portfolio company of the Fund could evolve into an asset with a lower or higher risk and return profile and a shorter or longer expected holding period targeted by another TPG fund. In such cases, the General Partner could seek to effect a purchase or sale of an investment between the Fund and one or more other TPG funds, subject in each case to applicable procedures. In addition, investments by the Fund alongside other TPG funds may result in the incurrence of additional investment expense and delays as a result of the greater structural complexity faced by TPG in seeking to address the needs of multiple funds, which may have investment objectives and/or sensitivities that conflict or are otherwise at odds with one another.
Notwithstanding the foregoing, other TPG funds (and their portfolio companies) are under no obligation to take any action or refrain from taking any action to prevent or mitigate any losses by the Fund, or to take into account the Fund’s interests in advising their respective portfolio companies or otherwise managing their assets. In navigating any conflicts of interest, TPG will act in accordance with its conflicts policy (which may include review and resolution by a conflicts committee comprising TPG affiliates).
Holding different positions in the same company’s capital structure creates divergent interests, particularly in distress situations. TPG funds invest in a broad range of asset classes throughout the corporate capital structure, including loans and debt securities, preferred equity securities and common equity securities. Certain TPG funds also engage in short selling. Accordingly, it is possible that the Fund will hold an interest in one part of a portfolio company’s capital structure while another TPG fund holds an interest in another; similarly, the Fund may hold a “long” position in a portfolio company in which another TPG fund is “short,” or vice versa. For example, one or more other TPG funds could invest in the publicly traded securities of a portfolio company of another TPG fund, including by purchasing these securities in an initial public offering. Alternatively, one or more other TPG funds could invest in a subsequent financing round of an existing portfolio company of another TPG fund, assuming receipt of the necessary approvals (if any) from the advisory committees of the respective funds. When different TPG funds or TPG and its affiliates make investments in the same portfolio company but in different parts of its capital structure or in different types of investments, TPG will have conflicting responsibilities with respect to each participating TPG fund and itself. Specifically, these transactions raise a number of conflicts of interest, including where the investment of one TPG fund supports the value of or is used to repay or redeem, in whole or in part, one or more portfolio companies in which another TPG fund or TPG holds an interest, including in part of a syndicate that provides financing to any such portfolio company. These conflicts are heightened to the extent the relevant securities are illiquid or do not have a readily ascertainable value, and there generally can be no assurance that the price at which such transactions are entered into represent what would ultimately be the underlying investment’s fair value. For the avoidance of doubt, in any circumstance in which the Fund and another TPG fund (or portfolio company thereof) hold interests in different parts of the capital structure of a portfolio company of the Fund, such other TPG fund (and its portfolio companies) are under no obligation to take any action or refrain from taking any action to prevent or mitigate any losses of the other, and decisions taken by TPG or such other TPG fund to further its interests may be adverse to the interests of the Fund. As described in this report, TPG acquired Angelo Gordon in 2023, which makes it increasingly likely (and expected) that another TPG fund will invest in a different level of the capital structure of a particular portfolio company than the Fund. In navigating any conflicts of interest, TPG will act in accordance with its conflicts policy (which may include review and resolution by a conflicts committee comprising TPG affiliates).
In a situation where one TPG fund (including the Fund) owns securities that are higher in the capital structure than those held by another TPG fund (including the Fund), the interests of the Fund and other TPG funds might not be aligned, which could give rise to actual or potential conflicts of interest or the appearance of such conflicts of interest. Questions could arise about what action should be taken when a portfolio company is in financial distress, including whether payment obligations and covenants at the portfolio company level should be enforced, modified or waived, in particular where requests for amendments or waivers to loan documentation would improve the position of preferred equity or equity holders, and whether debt should be refinanced or restructured, including whether to initiate restructuring or liquidation inside or outside of bankruptcy. In situations in which there are more senior instruments issued by other TPG funds (for instance, where the Fund is invested in the senior equity and another TPG fund is invested in the debt of a portfolio company), such other TPG funds may take actions for their benefit that further subordinate or adversely impact the value of the Fund’s investment in a portfolio company (particularly in situations where such portfolio company is distressed or otherwise faces financial difficulties, in which case conflicts of interest may be heightened in the event of a default or restructuring). Additionally, another TPG fund may have rights relating to finance- and collateral-related covenants that, if exercised, could adversely impact the Fund’s or the other TPG fund’s investment in the portfolio company. It is possible that in a bankruptcy or foreclosure proceeding, the Fund’s interest will be subordinated to the interest of another TPG fund with a more senior interest or otherwise adversely affected by virtue of another TPG fund’s involvement in such transaction (for example, if such other TPG fund aggressively pursues the portfolio company’s assets to fully satisfy such portfolio company’s indebtedness to such other TPG fund, in which case, as a fiduciary, TPG could have the obligation to pursue such remedy on behalf of such other TPG fund), particularly when such other TPG fund represents the controlling class or is appointed as a special servicer or collateral manager and, as such, is required to make decisions for all investors, including the Fund. On the other hand, in the event the Fund’s investment is senior to the securities or other instruments held by another TPG fund in the capital structure of the investment (such as, for example, if the Fund were to invest in senior equity or senior debt of a portfolio company in which another TPG fund holds common equity or junior debt), in a distress or workout scenario, including a bankruptcy, insolvency or similar proceeding, the Fund could recover on its investment while the other TPG fund holding common equity or junior debt might not. If there is a possibility that the other TPG fund holding more junior debt or equity positions could lose its respective investment as a result of such difficulties, the ability or willingness of the General Partner to recommend actions in the best interests of the Fund might be influenced by TPG’s duties to such other TPG fund. Further, if additional capital is necessary as a result of financial or other difficulties, or to finance growth or other opportunities, the Fund and other TPG funds may or may not provide such additional capital and, if provided, each investment vehicle generally will supply such additional capital in such amounts, if any, as determined by TPG in its sole discretion.
Because of the different legal rights associated with debt and equity of the same portfolio company, TPG and its affiliates expect to face a conflict of interest in respect of the advice given to, and the actions taken on behalf of, the Fund versus another TPG fund in connection with certain investments and/or transactions (e.g., the terms of debt instruments, the enforcement of covenants, the terms and recapitalizations and the resolution of workouts or bankruptcies). As a consequence of the type of investment held by other TPG funds in the relevant portfolio company (or the fact that another TPG fund’s interests sit higher in a company’s waterfall), each such other TPG fund will likely have a different assessment of a given situation and the approach that best serves its interests, including in respect of significant matters such as the best exit strategy for an investment, the quality of the management team, the achievability of a financial budget or the economic and other terms of an investment (such as the interest rate to be paid, the security granted, the nature of the covenants and terms of amendments or restructurings). The Fund and other TPG funds that have invested in the same portfolio company (including, but not limited to, with respect to equity interests and debt interests) may have different rights and remedies and different (and often competing) motives, incentives, liquidity goals and other interests with respect to its respective investment even outside of a distress situation. The stage of maturity of each TPG fund (i.e., how close to the end of the vehicle’s life it may be or if the vehicle has a perpetual life) also could impact decision-making regarding potential sales processes, including what valuation to target and whether an exit should be pursued.
When TPG funds hold investments in different levels of the capital structure and conflicts of interest arise between the holders of different types of investments as to what actions the relevant portfolio company should take, the ability of the General Partner to take actions in the best interests of the Fund might be impaired. The existence of such investments by other TPG funds may also create an incentive for the General Partner to concentrate in certain portfolio companies more than it would have in the absence of such investments by other TPG funds. In such circumstances, TPG is permitted to (but not obligated to), to the fullest extent permitted by applicable law, take steps to reduce the potential for adversity between the Fund and the other TPG funds, notwithstanding the fact that the investment(s) of the Fund may be subject to creditor claims regarding subordination of interests, including by causing the Fund to take certain actions that, in the absence of such conflict, it would not take, such as (i) remaining passive in certain contexts, such as without limitation, a restructuring, foreclosure, refinancing or similar situation (including electing not to vote or voting pro rata with other security holders), (ii) investing in the same or similar classes of securities as the other TPG fund in order to align their interests, (iii) divesting investments in portfolio companies, (iv) establishing ethical screens or temporary information barriers to separate TPG investment professionals, (v) maintaining a non-controlling interest in such portfolio companies, (vi) forbearing rights, including certain non-economic rights, relating to the Fund and other TPG funds, such as where TPG may cause the Fund or other TPG funds to decline to exercise certain control- and/or foreclosure-related rights with respect to a portfolio company (including following the vote of other third-party lenders generally or otherwise recusing itself with respect to decisions), including with respect to defaults, foreclosures, workouts, restructurings and/or exit opportunities, subject to certain limitations or (vii) otherwise taking an action designed to reduce adversity between the Fund and another TPG fund. Any such step could have the effect of benefiting another TPG fund (or TPG) and therefore may not have been in the best interests of, and may have been adverse to, the Fund (or another TPG fund), and there can be no assurance that any of these measures will be feasible or effective in any particular situation.
Ultimately, it is possible that the outcome for the Fund will be less favorable than might otherwise have been the case if TPG did not owe duties to other TPG funds. Such conflicts will be more difficult if the Fund and other TPG funds hold significant or controlling interests in competing or different tranches of a portfolio company’s capital structure.

It is also anticipated that TPG and TPG affiliates (other than TPG funds) could invest in portfolio companies of the Fund or other TPG funds, including on a temporary basis while warehousing investments on behalf of the Fund or other TPG funds or on a permanent basis (e.g., in connection with an establishment of a specific business). This is expected to lead to many of the same conflicts of interest as described above, including on a more pronounced basis in light of TPG itself being invested in a different level of the capital structure of a portfolio company as compared to a TPG fund.
TPG is permitted (but is not obligated) to put in place additional policies and procedures intended to mitigate any actual or potential conflicts of interest arising as a result of the ability for the Fund, TPG and other TPG funds to invest in various levels of the capital structure of the same portfolio companies. Any such policies are likely to evolve and as such, are subject to amendment from time to time.
Transactions between affiliated funds may not result in fully arm’s-length pricing. The Fund may purchase investments (including interests in other TPG funds) from, or sell investments (including interests in other TPG funds) to, other TPG affiliates or other TPG funds. In such a transaction, in the absence of the participation of other sellers alongside the Fund or other buyers alongside the other parties affiliated with TPG or vice versa, the investment could be bought or sold, as applicable, by the Fund at a price negotiated entirely by TPG on both sides of the transaction. TPG will generally rely upon internal analysis to determine the ultimate value of the applicable investment, although TPG may also obtain third-party valuation reports in respect of such investment. Such purchases and sales could occur on a programmatic basis. Purchases and sales, directly or indirectly, of investments between the Fund, on one hand, and other TPG funds or TPG and its affiliates, on the other hand, are not subject to the approval of the Board of Directors (including the Independent Directors) or any Limited Partner unless required under the Advisers Act or other applicable law or regulation. TPG will have conflicting duties to the Fund and other TPG affiliates or other TPG funds when the Fund buys or sells investments from or to other TPG affiliates or other TPG funds (and, potentially, when the Fund buys, sells or redeems interests in other TPG funds), including as a result of different financial incentives TPG may have with respect to the Fund and such other TPG affiliates or other TPG funds. There can be no assurance that any investments sold by the Fund to another TPG affiliate or other TPG fund (or any interests in another TPG fund sold or redeemed by the Fund) will not be valued or allocated a sale price that is lower than might otherwise have been the case if such asset were sold to a third party rather than to another TPG affiliate or other TPG fund (or, in the case of interests in another TPG fund sold or redeemed by the Fund, if the issuer of the interests were a third party rather than another TPG fund). TPG will generally not be required to solicit third-party bids or obtain a third-party valuation prior to causing the Fund to purchase or sell any investment from or to another TPG fund (or to purchase, sell or redeem any interests in another TPG fund). These conflicts relating to buying or selling investments to or from other TPG affiliates or other TPG funds will not necessarily be resolved in favor of the Fund, and Limited Partners may not be entitled to receive notice or disclosure of the occurrence of these conflicts (except as provided above).
Continuation vehicles may provide additional fees and returns to a fund’s general partner rather than returns to existing limited partners. TPG could seek to sponsor transactions in which investors in an Underlying Fund are provided the opportunity to sell all or a portion of their interests in such Underlying Fund and/or their indirect interests in one or more assets of such Underlying Fund to secondary buyers (any such transaction, a “GP-Led Secondary Transaction”). The structures of GP-Led Secondary Transactions are continuously evolving, and TPG could seek to sponsor a GP-Led Secondary with features similar to, or different from, those described below.
For example, TPG could seek to sell one or more portfolio companies to an investment vehicle established to purchase one or more portfolio companies and in which the investors are given the opportunity to continue their investment in the relevant assets, in whole or in part (a “Continuation Vehicle”). A Continuation Vehicle could also involve participation by TPG, TPG affiliates (including the Fund and other TPG funds and accounts), and/or third parties, which would indirectly acquire the portion of the relevant assets relating to the interests of the investors that do not seek to continue their participation in whole or in part. Depending on the elections made by existing limited partners, the sale of an investment to a Continuation Vehicle will likely result in TPG and/or TPG affiliates (including the Fund and other TPG funds and accounts) disposing of their investments in the underlying assets at a different time than some or all limited partners and otherwise taking actions with respect to such investment that are different than the actions taken by limited partners that do not make the same elections. As such, TPG and TPG affiliates (including the Fund and other TPG funds and accounts) could ultimately receive a return on their share of the relevant investment that is higher than the return achieved by some or all limited partners. In addition, TPG and/or TPG affiliates (other than the Fund or other TPG funds and accounts) likely will be entitled to receive fees in connection with the consummation of the transaction and/or in connection with continuing to hold the relevant investment through the Continuation Vehicle. With the exception of amounts that constitute portfolio fees pursuant to the applicable partnership agreement, such fees received by TPG or TPG affiliates in connection with a secondary transaction involving a Continuation Vehicle will be shared with such TPG fund or will offset management fees or performance allocations payable to the general partner or the management company in respect of such TPG fund. In the event that such TPG fund proposes to sell any assets to a Continuation Vehicle and that sale fails to close for any reason, such TPG fund would typically bear the broken-deal expenses relating to the proposed transaction, including fees for services that might only have accrued to the benefit of certain subsets of investors if the transaction had closed.
Other types of GP-Led Secondary Transactions could present conflicts similar to or different from the conflicts of interests described above. For example, a GP-Led Secondary Transaction could be structured as a “stapled transaction” that requires secondary buyers to make contemporaneous capital commitments to other TPG fund(s) or account(s), which could adversely affect the price offered to the TPG fund and its limited partners. In addition, co-investors may not necessarily receive the same liquidity options as limited partners in a GP-Led Secondary Transaction and may therefore be compelled to receive cash or continue to hold an interest in the investment, depending on the particular facts of the transaction.
Further, because each purchaser’s commitment to acquire interests in a Continuation Vehicle will ordinarily be conditioned upon completion of the Continuation Transaction, TPG will have a potential conflict of interest in determining transaction terms and participants. A GP-Led Secondary Transaction may also result in other TPG funds disposing of their interests in an investment at a later time than the Fund and otherwise taking actions with respect to such investment that are different than the actions taken by the Fund. As such, other TPG funds could ultimately receive a return that is higher than the return achieved by the Fund. While certain conflicts of interest related to GP-Led Secondary Transactions may require approval by the Independent Directors, certain GP-Led Secondary Transactions may be able to be completed by TPG without any such approval.
Affiliated funds’ investments in competitors, customers, or suppliers may adversely impact the Fund’s portfolio companies. Given the breadth of TPG’s portfolio across platforms, it is expected that TPG and other TPG funds from time to time to invest in a competitor or customer of, or service provider or supplier to, a portfolio company of the Fund. This would give rise to a variety of conflicts of interest. For example, as a creditor with a senior debt interest in a portfolio company, another TPG fund could take actions, consistent with its obligations to maximize the return to its investors, that would be adverse to the interests of the Fund as a holder of a junior debt interest or senior equity interest in such portfolio company, such as causing the acceleration of its debt or exercising other rights it has that could precipitate a sharp decline in its available capital, and therefore impact such portfolio company’s ability to ultimately repay the Fund’s interest. The existence of such investments by other TPG funds may also create an incentive for the General Partner to concentrate in certain portfolio companies more than it would have in the absence of such investments by other TPG funds.
In addition, another TPG fund or its portfolio company may take actions for commercial reasons that have adverse consequences for the Fund, or one of its portfolio companies, such as developing properties, pursuing tenants or seeking to increase its market share at the Fund’s portfolio company’s expense (as a competitor), withdrawing business from one of the Fund’s portfolio companies in favor of a competitor that offers the same product or service at a more competitive price (as a customer), increasing prices in lock-step with other enterprises in the industry (as a supplier) or commencing litigation against one of the Fund’s portfolio companies (in any capacity), all of which could increase such portfolio company’s expenses or negatively impact such portfolio company’s revenues and income from operations thereby making it more difficult for such portfolio company to meet its debt service obligations.
Furthermore, another TPG fund may take actions, such as seeking to obtain regulatory approvals, in connection with the making of an investment or potential investment that subject other TPG funds, including the Fund, to regulatory or contractual obligations, which could result in the Fund taking actions that it would not have otherwise taken, including giving up governance rights with respect to a portfolio company.
Notwithstanding the foregoing risks, other TPG funds (and their portfolio companies) are under no obligation to take any action or refrain from taking any action to prevent or mitigate any losses by the Fund, or to take into account the Fund’s interests in advising their respective portfolio companies or otherwise managing their assets.
It is also anticipated that TPG and TPG affiliates (other than TPG funds) could invest in a competitor or customer of, or service provider or supplier to, a portfolio company of the Fund. This is expected to lead to many of the same conflicts of interest as described above.

MNPI restrictions arising from other fund activities may limit the Fund’s investment opportunities. TPG funds and investment platforms regularly obtain non-public information regarding target companies and other investment opportunities. In the absence of an information barrier, TPG generally considers material non-public information (“MNPI”) received by an investment team as being imputed to all other investment professionals, including all of the personnel who make investment decisions. The Fund is authorized to, and certain other TPG funds and accounts regularly, trade securities and debt instruments in the secondary market and, in certain circumstances, TPG will have an incentive to avoid taking actions related to MNPI or otherwise that would impede the operation of another TPG fund or account. For example, TPG reserves the right to decline to receive MNPI on a company or otherwise pursue an investment opportunity for the Fund if doing so would prevent other TPG fund or account from trading securities or debt instruments currently in their portfolio or of interest to them. In the absence of an information barrier (or if an existing information barrier is subsequently changed or removed), if another TPG fund or account receives MNPI with respect to a particular company, the Fund could face, as a result of securities law prohibitions on trading on the basis of MNPI or applicable industry conventions (such as with respect to secondary loan trading), restrictions on its ability to buy or sell securities issued by the company or dispose of an investment. Moreover, the operation of certain company governing document provisions could impair the Fund’s or another TPG fund’s or account’s ability to trade the securities or debt instruments of a company if the Fund invests in such company. Additionally, the confidentiality agreements other TPG funds and accounts enter into often include provisions, such as “standstills,” that could prevent the Fund from making an investment, including a direct transaction with the company, potentially for extended periods.
In certain circumstances, TPG may establish temporary or permanent information barriers to restrict the transfer of MNPI and other information between other TPG funds and accounts and the Fund to avoid the restrictions described in the preceding paragraphs. When an information barrier exists, MNPI and information received by an investment team is imputed only to the investment professionals on the same side of the information barrier as such investment team. TPG may establish information barriers for a variety of reasons, including commercial reasons, such as when a portfolio company requires that the Fund keep information about the portfolio company and/or its related parties confidential and not disclose it to other TPG funds, accounts or platforms. However, the presence of an information barrier will limit the Fund’s ability to benefit from TPG expertise on the other side of any such temporary or permanent information barrier.
If an information barrier designed to insulate the Fund is breached, even if inadvertently, the Fund will likely face the same restrictions on its activities as it would have faced had the information barrier not been established in the first place. There can be no assurance that TPG’s information barrier and compliance policies will be effective in accomplishing their stated purpose and/or that they will not otherwise adversely affect the ability of the Fund to effectively achieve its investment objective by unduly limiting the investment flexibility of the Fund and/or the flow of otherwise appropriate information between the Fund and other businesses at TPG.
In certain situations, TPG may permit an investment professional on one side of an information barrier to participate in certain investment advisory activities involving a business on the other side of the information barrier. To the extent such investment professional acquires MNPI in connection with such activities, the Fund and other TPG funds and accounts on both sides of an information barrier may be restricted from making certain investments. Additionally, there could be circumstances in which one or more individuals associated with TPG will be precluded from providing services to the Fund or from being involved in specific investment-related activities or decisions because of certain confidential information available to those individuals or to other TPG individuals or because of other applicable legal or regulatory restrictions that result from their oversight of or involvement in activities of other TPG funds and accounts. In such circumstances, the information barrier could require such individuals to recuse themselves from Fund committees or otherwise from participating in or sharing information relevant to investment activities or decisions relating to the Fund’s investments. Alternatively, TPG and its affiliates could determine that such investment professionals should so recuse themselves to ensure that they can participate in the investment activities and decisions of other TPG funds and accounts. The Fund could be adversely impacted in such circumstances. For example, in some instances, TPG personnel may be unable to assist with the activities of the Fund as a result of an information barrier. There can be no assurance that additional restrictions will not be imposed that would further limit TPG’s ability to share information internally. As a consequence of an information barrier, information that could be of benefit to the Fund might become restricted to those other respective businesses and otherwise be unavailable to the Fund.
It is also anticipated that TPG and TPG affiliates (other than TPG funds and accounts) could obtain nonpublic information regarding target companies and other investment opportunities and trade securities and debt instruments in the secondary market. This is expected to lead to many of the same conflicts of interest as described above.

Discretionary implementation or removal of information barriers may materially limit the Fund’s investment opportunities. TPG is permitted in its discretion to place certain funds, businesses, platforms or other groups of individuals and/or entities behind information barriers in order to limit the free flow of information across any such information barrier. Currently, TPG’s Credit platform and certain TPG Real Estate products operate on the other side of an information barrier from TPG Capital, TPG Growth, TPG Market Solutions and certain other TPG Real Estate products. TPG is likely in the future to evaluate the scope and necessity of such information barrier and decide to adjust (including by moving one or more strategies from one side of the existing information barrier to another) or fully remove the information barrier, which could result in the Fund being “walled off” from one or more other TPG funds and accounts with respect to which it is not currently “walled off.” In the absence of information barriers, certain TPG funds and accounts could be restricted from making or exiting certain investments, or certain investments suitable for and/or sourced by the General Partner may instead be allocated to other TPG funds (and vice versa). These restrictions could materially limit the universe of available investments to certain TPG funds and, in turn, the returns received by the investors therein. For the avoidance of doubt, no approval of the Independent Directors or consent of or notice to the Limited Partners will be required in order to implement, adjust or fully remove any information barrier, even if such adjustment or removal would materially and adversely impact the Fund.
Any TPG business that is “walled-off” from the Fund generally will not share information with the Fund and will have different day-to-day management from the Fund (and vice versa). Accordingly, the Partnership Agreements do not subject “walled-off” businesses to certain restrictions otherwise applicable to TPG’s affiliates. For example, these businesses and their personnel generally are authorized to:
•make investments without regard to the Fund’s investment allocation provisions or the allocation principles described above;
•invest in a portfolio company;
•receive payments from portfolio companies of the Fund without applying those amounts to offset the Management Fees payable by Limited Partners; and
•enter into transactions with portfolio companies.
In addition, TPG generally would not need approval of the Independent Directors to make an investment in a portfolio company in which such “walled-off” business or its personnel already holds an existing material investment.
The inapplicability of these restrictions is particularly significant given that TPG is a large global alternative investment firm and engages in a broad range of activities, including pursuing investments for TPG funds and other accounts and providing investment advisory, broker-dealer and other related services to these funds and accounts and their portfolio companies and other investments. As a result, TPG expects other TPG funds and accounts (including those that are on the other side of the current information barrier) to have investments in different levels of the capital structure as compared to TPG funds and accounts on the same side of the information barrier as the Fund.
However, other restrictions under the Partnership Agreements relevant to TPG’s affiliates could apply to “walled-off” businesses.
While information barriers are designed to restrict the flow of information between certain businesses, there can be no assurances that such barriers would not be breached, inadvertently or otherwise, including with respect to information regarding investment opportunities, deal pipelines and strategy, which could result in greater restrictions on the Fund’s investment activities, and implicate certain of the risks and conflicts described above in “Restrictions Arising from the Activities of TPG’s Affiliates; Information Barriers.” Future adjustments to information barriers, including the removal of any existing information barrier or the establishment of new temporary or permanent information barriers, may mitigate, exacerbate or eliminate any of the conflicts discussed above and could present new additional conflicts not addressed above.
Investments in unaffiliated fund managers may create competing or conflicting transactions without affiliate protections. The Partnership Agreement provisions that relate specifically to TPG’s affiliates do not apply to companies, funds or other entities that are not, or are no longer, TPG’s affiliates for purposes of the Partnership Agreements, even if the other TPG funds, TPG and/or its personnel have significant economic interests and/or non-controlling governance rights in such entities or have agreed to a transaction that would cause TPG and such entities to become affiliated in the future. For example, TPG and certain other TPG platforms and funds, including NewQuest, TPG GP Solutions and TPG NEXT, have made and expect to continue to make investments in unaffiliated fund managers or other investment vehicles managed by a third party (including private equity funds, hedge funds, real estate funds and other similar investment vehicles), which may include potential competitors of TPG or the Fund and which entities may engage in similar investment transactions as the Fund, including with respect to the purchase and sale of investments. These unaffiliated fund managers or investment vehicles may invest in similar industries and sectors, or in the same portfolio companies, as the Fund (including in different levels of the portfolio company’s capital structure) and there may be situations in which such unaffiliated fund manager or investment vehicle purchases securities from, or sells securities to, the Fund. Additionally, TPG and its personnel enter into joint ventures or similar arrangements with unaffiliated fund managers that entitle TPG or its personnel to material amounts of incentive-based allocations and compensation, management fees and other economics related to the funds they manage and their other activities. TPG and/or its personnel also often have minority governance rights in these ventures, such as information rights and veto, change of control and other protections. TPG may assist these fund managers and their sponsored funds with their fundraising and investment activities, including by offering them the opportunity to co-sponsor, or co-invest in, the Fund’s investments, potentially on more favorable terms than TPG offers others. The Fund could also transact directly with unaffiliated fund managers and their sponsored funds, including in relation to the purchase or sale of fund assets and interests. In addition to investing in unaffiliated fund managers, TPG and/or its personnel expect to acquire economic interests and minority governance rights in other companies, including those that provide services to, and receive compensation from, the Fund and/or its portfolio companies. Transactions by the Fund or its portfolio companies with or alongside non-affiliated entities generally would not trigger Independent Director disclosure, review or approval provisions of the Partnership Agreements applicable to transactions with affiliates, regardless of whether they are on arm’s-length terms. Similarly, any fees or compensation the Fund or its portfolio companies pay to such entities would not offset the Fund’s management fees even if TPG and/or its personnel have an indirect material economic interest in the entities. In addition, investment opportunities sourced by these ventures generally would not be subject to the Fund’s allocation provisions, which only apply to investments presented to TPG’s affiliates, notwithstanding the role TPG’s employees play in evaluating and consummating such investments.
Personnel may benefit from Fund diligence when making personal investments in related opportunities and be incentivized to direct the Fund for their benefit. TPG and its personnel are permitted to buy or sell securities or other instruments that TPG has recommended to the Fund. In addition, TPG’s personnel may also buy securities in transactions offered to, but rejected by, the Fund. In the event of such transactions, conflicts of interest are likely to arise because such investing personnel will, for some investments, benefit from the evaluation, investigation and due diligence undertaken by TPG on behalf of the Fund. In such circumstances, the investing personnel typically will not share or reimburse the Fund or TPG for any expenses incurred in connection with the investment opportunity.
In addition, TPG’s personnel may also buy securities and hold interests as passive investors in other investment vehicles (including private equity funds, hedge funds, real estate funds and other similar investment vehicles) that may include potential competitors of the Fund and that may invest in similar industries and sectors as the Fund. TPG’s personnel can also co-invest alongside the Fund in other circumstances permitted by the Partnership Agreements. Such personnel therefore have a conflict of interest with respect to their personal investment holdings. There could be situations in which such an investment vehicle invests in the same portfolio company as the Fund and there may be situations in which such an investment vehicle purchases securities or other assets from, or sells securities or other assets to, the Fund. The investment policies, fee arrangements and other circumstances of these investments may vary from those of the Fund. Such personnel may be incentivized to cause the Fund to act in a manner that benefits such other investment vehicles and indirectly, themselves as investors in such investment vehicles.
The Fund reimburses costs for operational services provided by employees of the General Partner. TPG engages operations and business building professionals to assist its investment team in creating value in its portfolio. Some of these professionals are TPG employees and others are consultants. The activities and compensation of these individuals vary depending on whether they are Operations Group professionals, Field Operations professionals or Senior Advisors:
•The TPG Operations team (sometimes referred to as the “Business Building Team”) generally comprises Operations Group professionals and Field Operations professionals.

•TPG’s Operations Group professionals are TPG employees who provide industry-specific senior-level engagement with portfolio companies and also work directly with TPG’s deal professionals on new deal diligence. They typically receive cash compensation from TPG, and it is authorized to grant them performance allocations in its funds. As described below, TPG receives reimbursement from the Fund or portfolio companies for the compensation and related expenses associated with specialized operational services performed by members of its Operations Group, even though they are TPG employees.
•TPG’s Field Operations professionals have deep, specialized operating experience. Some of these professionals are sector specialists who focus on a particular industry. They are typically embedded within portfolio companies and given responsibility for narrowly defined initiatives that are part of a broader value creation plan, such as lean manufacturing, construction management, property management, sourcing, supply chain management or new product introduction. They sometimes also act as interim members of management for portfolio companies. Field Operations professionals typically have tailored compensation arrangements specific to their engagement. They can receive compensation from TPG or a portfolio company, including equity grants from a portfolio company, depending on their individual arrangement and the services they provide. Most of TPG’s Field Operations professionals’ compensation is generally either paid or reimbursed by portfolio companies and the Fund as a specialized operational service expense, regardless of whether TPG engages them as employees or consultants.
•TPG’s Senior Advisors (referred to as “Senior Advisory Professionals” in the Partnership Agreements) include consultants who have established industry and/or regional expertise and are available to assist TPG with transaction sourcing, due diligence, valuation, structuring, consulting and similar matters and to serve on the boards of directors of portfolio companies. TPG also engages other similar consultants with, for example, more narrow expertise. Senior Advisors and such other consultants typically have tailored compensation arrangements specific to their engagement. They can receive compensation in multiple forms, depending on their individual arrangement and the services they provide, including cash compensation (including retainers and incentive payments) from TPG, a fund or a portfolio company, incentive-based allocations and/or compensation in TPG’s funds, profits interests in a portfolio company, equity or stock option grants from a portfolio company or other similar arrangements, and fees and performance allocations relating to a particular transaction. Compensation from portfolio companies to TPG’s Senior Advisors and other consultants generally do not offset the management fees payable by the Fund.
TPG determines, in its discretion, whether to engage an operations professional as a TPG employee or as a consultant. Sometimes, an operations professional is initially engaged as a consultant and later transitions to employee status (or vice versa). TPG’s determination regarding whether to engage an operations professional as either a TPG employee or a consultant can give rise to conflicts of interest because, in general, except with respect to certain foreign office and specialized operational services, the compensation costs for TPG employees are borne by TPG, whereas compensation costs for consultants are permitted to be paid by TPG, a fund or a portfolio company, as described above. Where an operations professional is performing specialized operational services for the Fund or portfolio companies, the Partnership Agreements allow TPG to be reimbursed for the costs of those services, regardless of whether the professional providing the service is a TPG employee or consultant.
Senior Advisors may co-invest alongside the Fund without bearing proportionate costs and expenses, and may be conflicted in their roles with TPG and portfolio companies. TPG maintains business relationships with certain advisors and consultants who TPG expects to assist or advise TPG with respect to transaction sourcing, due diligence, valuation, structuring, consulting or similar matters and to serve on the board of directors of, or in other similar capacities with respect to, one or more of the Fund’s portfolio companies; in some cases, these individuals are former TPG employees or otherwise have close business and personal relationships with TPG. TPG generally refers to these individuals as “Senior Advisors,” and the Partnership Agreements similarly refer to them as “Senior Advisory Professionals.” In addition, TPG also expects to utilize other similar consultants with, for example, more narrow expertise.
Senior Advisors are independent contractors. They are not TPG’s employees, even if most or all of their work is performed on TPG’s behalf or at its direction, they perform the same or similar activities as TPG’s employees, they have more access to and involvement in its business activities than other third-party consultants or they share other attributes with TPG employees. Senior Advisors are generally not TPG’s affiliates for purposes of the Partnership Agreements and therefore are not subject to Partnership Agreement restrictions and conditions that relate specifically to TPG’s employees and affiliates. In some instances, Senior Advisors provide operational services to the Fund’s portfolio companies and portfolio companies of other TPG funds. Moreover, Senior Advisors will often make personal investments in portfolio companies alongside the Fund, and the Fund is not prohibited from investing in portfolio companies in which Senior Advisors hold existing material investments. Similarly, the Fund is permitted to co-invest in portfolio companies alongside funds that are managed by Senior Advisors or invest in portfolio companies in which such funds have an existing material investment. In the event that Senior Advisors co-invest alongside the Fund in any portfolio company, the Fund will likely bear up to all of the costs and expenses related to such co-investment by the Senior Advisors, including the costs and expenses related to the establishment and operation of any co-investment vehicle through which the Senior Advisors invest.
TPG believes that the expertise of Senior Advisors will benefit the Fund. Relying on Senior Advisors, however, creates conflicts of interest. The compensation for Senior Advisors is dependent on the specifics of any particular engagement and may include, among other things, cash compensation (including retainers and incentive payments) from TPG, the Fund and/or underlying investments, profits interests in an underlying investment, grants of equity in and/or the right to co-invest in an investment, and/or Performance Participation Allocations received by the General Partner. Even if most or all of their work is performed on behalf or at the direction of TPG, or if they have other characteristics of employees (e.g., office space at TPG and participation in firm meetings), these individuals are not employees or affiliates of TPG for purposes of the Partnership Agreements and are not subject to the restrictions or provisions in the Partnership Agreements that relate to employees or affiliates of TPG. Any determination to engage an individual as an advisor or consultant rather than an employee is made by TPG in its sole discretion. Finally, conflicts of interest may arise in the event that a Senior Advisor serves as a director on the board of, or in any similar capacity with respect to, more than one portfolio company or on behalf of multiple TPG funds.
Using third-party consultants rather than internal staff shifts costs to the Fund. In addition to Senior Advisors, TPG will retain other third parties, such as accountants, administrators, lenders, bankers, brokers, attorneys, sourcing persons, asset managers, property managers, contractors, developers, leasing agents, servicers, collateral managers, special servicers and other consultants, to provide services to the Fund, including certain strategic partners. These services may relate to sourcing, conducting due diligence on or developing potential investments, as well as structuring, managing, monitoring and disposing of or otherwise realizing investments. In many cases, these are the types of services that TPG employees could also provide or have in the past provided. Determining whether to engage a third party or a TPG employee gives rise to conflicts of interest because TPG generally bears, with the exception of certain foreign office and specialized operational services paid or reimbursed to the Management Company under the Partnership Agreements, the compensation costs of, or other amounts payable to, TPG employees who render these services, while amounts paid to third parties are typically a Fund expense ultimately borne by all partners. TPG therefore has an incentive to retain third parties rather than hire additional TPG employees and to outsource to third-party service providers functions that TPG employees could perform or have previously performed. For a description of the expenses the Fund bears. Such incentives likely exist even with respect to services where internal overhead and compensation are chargeable to the Fund. Moreover, the involvement of third-party providers may present a number of risks due to, among other factors, the General Partner’s reduced control over the functions that are outsourced. There can be no assurances that the General Partner will be able to identify, prevent or mitigate the risks of engaging third-party service providers. The Fund may suffer adverse consequences from actions, errors or failures to act by such third parties, and will have obligations, including indemnity obligations, and limited recourse against them.
Determining whether to engage a third party and the terms (including economic terms) of any such engagement will be determined by the General Partner in its discretion, taking into account such factors as it deems relevant under the circumstances. Certain third parties and/or their employees will dedicate substantially all of their business time to the Fund, other TPG funds and/or their respective portfolio companies, while others will have other clients. In certain cases, third parties and/or their employees may spend a significant amount of time at TPG offices, have dedicated office space at TPG, receive administrative support from TPG personnel or participate in meetings and events for TPG personnel, even though they are not TPG employees or affiliates. The General Partner will have an incentive to outsource services to third parties due to a number of factors, including because the fees, costs and expenses of such service providers will be borne by the Fund as Fund expenses (with no reduction or offset) and retaining third parties will reduce the General Partner’s internal overhead and compensation costs for employees who would otherwise perform such services in-house.
Outsourcing may not occur uniformly for all TPG funds and TPG affiliates and the expenses that may be borne by such vehicles and accounts vary. Accordingly, certain costs may be incurred by (or allocated to) the Fund through the use of third-party (or internal) service providers that are not incurred by (or allocated to) certain other TPG funds or TPG affiliates for similar services.
The Fund may pay higher rates than TPG for shared advisors and service providers. As described above, the Fund and its portfolio companies will retain or pay for advisors and service providers, including accountants, administrators, lenders, bankers, brokers, attorneys, sourcing persons, asset managers, property managers, contractors, developers, leasing agents, servicers, collateral managers, special servicers and other consultants. Some of these advisors and service providers also provide services to or have other relationships with TPG. While TPG will generally seek to engage and recommend advisors and service providers on behalf of the Fund and its portfolio companies on the basis of the quality of the advice and other services provided, these relationships could influence its decision to select or recommend an advisor or service provider to perform services for the Fund or its portfolio companies (the cost of which will generally be borne directly or indirectly by the Fund or its portfolio companies, as applicable). In certain circumstances, advisors and other service providers charge rates or establish other terms for advice and services provided to TPG, TPG funds or any of their respective affiliates or portfolio companies that are different from and more favorable than those charged in respect of advice and services provided to the Fund and its portfolio companies. Moreover, whereas TPG typically negotiates on a matter-specific basis the rates or amounts payable for such services, the Fund and/or its portfolio companies are generally expected to pay higher rates or amounts than TPG itself otherwise would for such services.
In addition, TPG expects the Fund and its portfolio companies to participate in arrangements that involve payments, discounts, reimbursements or other benefits to TPG or its affiliates. For example, TPG currently affords certain portfolio companies the opportunity to participate in a program with TPG, its affiliates and other portfolio companies pursuant to which one of its affiliates negotiates favorable procurement arrangements. TPG and its affiliates, together with participating portfolio companies, receive the favorable procurement terms, which TPG is able to secure due in part to the involvement of its portfolio companies. This program is a specialized operational service provided to participating portfolio companies, and therefore its affiliates receive reimbursements from the Fund and its portfolio companies to cover the cost of administering the program through the method described in this report and such reimbursements are not subject to management fee offsets or otherwise shared with the Fund. Because the cost of administering this program is shared among the participants, TPG will disproportionately benefit from it to the extent it utilizes a greater number of the favorable procurement arrangements to a greater degree than any of the participating portfolio companies.
Directors’ fiduciary duties to portfolio companies may conflict with the interests of the Fund. TPG’s professionals frequently serve on the boards of directors or in other similar capacities of TPG’s portfolio companies, including those of the Fund, by virtue of the governance agreements TPG typically negotiates with portfolio companies in connection with an investment. While the interests of the Fund as a shareholder in a portfolio company generally align with the interests of shareholders more broadly, it is possible that TPG’s professionals’ fiduciary duties to the portfolio company and its shareholders as directors will conflict with the interests of the Fund. For example, it may be inconsistent with a director’s fiduciary duties to share information he/she receives regarding the relevant portfolio company with TPG personnel overseeing an investment in a different portfolio company even though that information would be beneficial to the other portfolio company and hence the Fund. Decisions made by a director or a person serving in a similar capacity could also subject TPG, its affiliates or the Fund to claims they would not otherwise be subject to as an investor in a portfolio company including claims of breach of duty of loyalty, securities claims and other related claims (and the Fund will generally indemnify the General Partner, the Management Company and their representatives from such claims). In addition, to the extent TPG’s professionals serve as directors or in other similar capacities on the boards of more than one portfolio company, such professionals’ fiduciary duties among the two portfolio companies may create a conflict of interest. Similarly, to the extent TPG’s professionals serve as directors or in other similar capacities on the boards of portfolio companies in which multiple TPG funds invest (including the Fund), such professionals may act in the interest of one (and not all) of such TPG funds and/or not necessarily in the interest of the Fund. Furthermore, TPG personnel serving as a director or in a similar capacity to a portfolio company owes a fiduciary duty to the portfolio company, on the one hand, and the applicable TPG fund, on the other hand, and such TPG personnel may be in a position where he or she must make a decision that is either not in the best interest of the Fund, or is not in the best interest of the portfolio company.
Possession of MNPI may restrict the Fund's ability to buy, sell, or exit investments at opportune times. From time to time, TPG and its personnel are expected to come into possession of MNPI concerning specific companies, including as a result of certain TPG personnel serving on the boards of directors or in other similar capacities of TPG’s portfolio companies, through other officer or director positions of TPG personnel, and as a result of information TPG funds receive in connection with their investments in portfolio companies. As a consequence of TPG’s inability to use MNPI for investment purposes under applicable securities laws and/or TPG’s internal policies and procedures, such positions could impair the ability of the Fund to sell a portfolio company in the event a director, by virtue of his or her role, or another TPG fund, by virtue of its investment in a portfolio company, receives MNPI, which would have an adverse effect on the Fund. For example, the Fund may be restricted from buying or selling an investment which, if MNPI had not been known, otherwise may have been undertaken. TPG anticipates that in certain (but not all) situations it will be offered an option to elect not to receive MNPI and, to minimize the impact of restrictions the receipt of such information would impose on TPG, it anticipates that it will elect not to receive MNPI when such an option is available to TPG. However, due to these restrictions, there can be no assurance that the Fund will be able to liquidate or exit an opportunity in the same manner or on the same timing as would be the case if such restrictions did not apply. As a result of the foregoing, the Fund may be adversely affected because of TPG’s inability or unwillingness to participate in transactions that may violate such laws or regulations, or by remedies imposed by any regulators or governmental bodies. Any such laws or regulations may make it difficult or may prevent the Fund from pursuing investment opportunities, require the sale of part or all of certain portfolio companies on a timeline or in a manner deemed undesirable by TPG or may limit the ability of one or more portfolio companies from conducting their intended business in whole or in part. Consequently, there can be no assurance that the Fund will be able to participate in all potential investment opportunities that fall within its investment objectives.
Competing demands on investment professionals' time across multiple funds and firm responsibilities may limit the attention and resources devoted to the Fund. The success of the Fund will depend on TPG’s investment professionals’ ability to, among other things, source, underwrite, structure, complete, finance and manage investments, improve the operations, governance and performance of the companies and assets TPG acquires and exit investments at the appropriate time and at attractive valuations. To achieve those ends, TPG’s investment professionals will devote such time and resources to the Fund’s activities as it determines to be appropriate. TPG’s professionals, however, also spend time assisting other TPG funds and TPG itself with their investment activities or working on other projects, and on matters related to TPG as a firm, including service on firm committees and boards and as executive officers. For example, certain Fund professionals expect to devote significant time to the funds, vehicles, accounts and other investment products of other TPG platforms, including, but not limited to, TPG Capital, TPG Growth and TPG GP Solutions and will therefore have less time to dedicate to the Fund. Conflicts will therefore arise among the Fund and other TPG funds and TPG with respect to the allocation of investment professional time and resources.
Certain investors may receive preferential terms through side letters, while other investors have no rights to equivalent treatment and no recourse for unequal terms. Investors increasingly expect to make investments in private investment funds on customized terms. TPG may, to the extent permitted by applicable law, accommodate these expectations by entering into written agreements with investors in TPG funds. These written agreements typically relate solely to an investor’s interest in a TPG fund (i.e., it does not relate to any other TPG fund) and allows the investor to make its investment in the applicable TPG fund on terms that are different from, and usually more favorable than, those set forth in the governing documents of such TPG fund. Notwithstanding any provision of the applicable governing documents or the subscription agreement, matters arising under any such written agreement are considered matters contemplated by the applicable governing documents and the exculpation and indemnification provisions set forth in such governing documents apply equally to any such written agreement. Limited Partners could request and may potentially receive customized and/or preferential terms. TPG also reserves the right to provide customization by forming separate accounts for certain investors, including some that also are Limited Partners, that would invest alongside the Fund on terms that differ from those in the Partnership Agreements. TPG will consider many factors in deciding whether to accord an investor customized terms via such written agreements, and it has economic and other commercial incentives to provide certain terms to certain investors. In practice, TPG may grant preferential treatment to the following types of investors:
•Investors that have made or propose to make relatively large investments in TPG funds or that are anticipated to be important to future TPG fundraising campaigns;
•Investors that have invested at an initial closing or during an early closing period;
•Investors that are strategic partners with respect to a TPG fund’s investment mandate;
•Investors that have a broader strategic relationship with TPG;
•Investors that are subject to specific legal, tax or regulatory requirements or policies applicable to them; and

•other investors meeting other criteria TPG considers reasonable in its discretion.
In general, an investor in a TPG fund does not have any rights under the written agreements of other investors in such TPG fund, and, as a general matter, no investor will have recourse against the applicable TPG fund, TPG, the TPG fund’s management company, the TPG fund’s general partner or any of their affiliates in the event that other investors have received additional and/or different rights and/or terms in such written agreements.
Investment structures and strategic arrangements may benefit certain investors while requiring all Limited Partners to share associated costs, with no entitlement to equal treatment or disclosure of preferential terms granted to others. TPG expects the Fund’s Limited Partners to be a diverse group of investors who have different investment programs and are subject to different legal, tax and regulatory regimes. For example, the Limited Partners are expected to include taxable and tax-exempt entities that are organized in various jurisdictions. The nature and diversification of the Fund’s investments, as well as the manner in which it makes, structures, holds and exits them, will therefore lead to a more favorable legal, tax or regulatory outcome for some (but not all) Partners (including the General Partner and its affiliates). In selecting investments appropriate for the Fund, TPG generally considers the investment objectives of the Fund as a whole, not the investment, tax or other objectives of any Limited Partner individually. To the extent TPG is able to structure certain investments based in part on the legal, tax and regulatory constraints of Limited Partners, TPG will not take into account such interests as they relate to each individual Limited Partner except where required.
Each Limited Partner may be required to participate in one or more investments through structures that may be more favorable to some (but not all) Partners (including the General Partner and its affiliates) from a legal, tax, business, accounting regulatory, currency or structuring perspective and generally bear such Limited Partner’s share of the costs associated with such structures even if such Limited Partner does not receive any legal, tax, regulatory or other benefits from such structures (as compared to the treatment to which such Limited Partners would otherwise be subject were they to participate in the relevant investments through the Partnerships). As such, each Limited Partner could be required to bear the costs of structures that solely benefit one or more other Partners (including the General Partner and its affiliates).
In addition, Limited Partners of the Fund and limited partners of other TPG funds typically engage in a broad range of activities in addition to their investment in the Fund. Some investors may enter into various transactions relating to the Fund or its portfolio companies, such as co-investments alongside the Fund, financing transactions for the Fund or its portfolio companies and the acquisition of portfolio company interests from the Fund. Further, Limited Partners associated with corporate enterprises could enter into strategic partnerships or other similar arrangements with TPG, the Fund and/or the Fund’s portfolio companies, which may involve, for example, designation as a preferred provider of goods or services to any of the foregoing. So long as an investor is not otherwise TPG’s affiliate, these types of transactions generally do not require the approval of the Independent Directors. In connection with their activities, Limited Partners of the Fund in some cases may also have additional access to the management of, or enhanced information rights regarding, the Fund’s portfolio companies or the ability to serve on or observe a portfolio company’s board of directors. The Partnership Agreements do not prohibit the Fund from selling a portfolio company to a Limited Partner or to an investor in another TPG fund.
TPG has entered, and expects in the future to enter, into contractual arrangements established pursuant to broader strategic relationships between selected investors, including prospective Limited Partners, and TPG. Each such contractual arrangement is highly customized to reflect the specific broader strategic relationship between TPG and the particular investor and such rights have included, and are permitted to include:
•formation of dedicated vehicles;
•significant historical, pending and/or future commitments to, or other participation in, TPG funds or other Firm entities;
•the right to co-investment opportunities and related economic terms, targets and remedies;
•discounted management fee, incentive-based allocations and/or compensation and/or other economic arrangements;
•holding direct or indirect equity and/or debt interests in, and/or participation in incentive-based allocations and/or compensation and/or management fees of, TPG-related vehicles, including the General Partner, the

Management Company and/or other subsidiaries of TPG Operating Group that are entitled to receive the Performance Participation Allocations and payment of the Management Fees from the Fund and associated rights (e.g., tag-along rights in certain sale transactions);
•rights of first offer on other strategic relationships; and/or
•knowledge sharing, training and/or secondment arrangements.
A broader strategic relationship often involves an investor’s capital commitments or investments to multiple TPG funds, one of which may be the Fund. Limited Partners are not contractually entitled to disclosure or the rights and benefits of any contractual arrangement TPG establishes with an investor pursuant to a broader strategic relationship. Specific examples of such additional rights and benefits include, among others, specialized reporting, meetings with TPG personnel, discounts on and/or reimbursement of, or sharing in, management fees or incentive-based allocations and/or compensation, clawbacks, minimum amounts for co-investments alongside TPG funds and rights of first offer on similar strategic arrangements in the future. TPG has complete discretion to determine the investors with which TPG will build broader strategic relationships, and it expects to develop broader strategic relationships with investors with certain attributes even though TPG does not seek to establish them with other investors that have the same or similar attributes.
Information and data derived from the Fund's investments become TPG’s sole property, which may be monetized for its own benefit without any financial offset or benefit to the Fund. In connection with their services to the Fund and its investments, TPG, its affiliates and personnel expect to receive the benefit of certain tangible and intangible benefits. For example, in the course of TPG’s operations, including research, due diligence, investment monitoring, operational improvements and investment activities, TPG and its personnel expect to receive and benefit from information, “know-how,” experience, analysis and data relating to the Fund, or portfolio company (as applicable) operations, terms, trends, market demands, customers, vendors, financial results, budgets, plans, suppliers, employees, contractors, sustainability, energy usage, carbon emissions and related metrics, financial information, commercial and transactional information, user data, employee and contractor data, supplier and cost data and other related data, information and other metrics, and similar and/or other data and information from other TPG funds, their portfolio investments, portfolio companies, and certain Limited Partners in the Fund and limited partners in other TPG funds (collectively, “TPG Information”). TPG can be expected to be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes or identify specific investment, trading or business opportunities, as a result of its access to (and rights regarding, including use, ownership, distribution and derived works rights over) TPG Information. In many cases, TPG Information will include tools, procedures and resources developed by TPG to organize or systematize TPG Information for ongoing or future use. Although TPG expects the Fund and its portfolio companies generally to benefit from TPG’s possession of TPG Information, it is possible that any benefits will be experienced solely by other or future TPG funds or portfolio companies (or by TPG and its personnel) and not by the Fund or portfolio company from which TPG Information was originally received.
TPG Information will be the sole intellectual property of TPG and solely for the use of TPG. Furthermore, except for contractual obligations to third parties to maintain confidentiality of certain information or otherwise limit the scope and purpose of its use or distribution and regulatory limitations on the use of MNPI, TPG reserves the right to use, share, license, sell or monetize TPG Information, without offset to management fees, and none of the Fund or its portfolio companies will receive any financial or other benefit of such use, sharing, licensure, sale or monetization. As a result, TPG has an incentive to pursue investments that have data and information that can be utilized in a manner that benefits TPG or other TPG funds.
Management compensation structures for platform companies may benefit TPG’s relationships rather than optimizing Fund costs. The Fund, either alone or co-investing alongside other TPG funds, has the ability to establish or invest in portfolio companies that, in turn, seek to acquire interests in related companies or assets or engage in specific business activities. TPG often structures these portfolio companies, which it refers to as “platform companies,” as operating joint ventures, holding companies, partnerships, structured finance vehicles, incubators, start-ups and other platform companies or other similar arrangements. A “platform company” may consist of a single entity or a group of entities and TPG has significant discretion in determining what constitutes a “platform company.” In the case where the Fund co-invests alongside another TPG fund, the potential for conflicts of interest may exist. In certain cases, TPG funds these companies up front and in other cases TPG funds them gradually over time. In the event the Fund made such an investment, TPG generally would expect the Fund to monetize its interest in a platform company through a sale or public offering of the platform company (or the Fund’s stake in the company) or through sales of the platform company’s underlying assets. In the event the Fund co-invests alongside another TPG fund or account, the potential for conflicts of interest may exist.
While the Fund would, by virtue of the control it exercises over a platform company, typically be involved in the strategy, governance and oversight of any platform company (and TPG, in certain circumstances, provides services, such as legal or capital markets advice, TPG typically renders to other portfolio companies), a platform company would also typically retain its own qualified management team, either internally or externally, to operate, administer and manage the company on a daily basis, including by sourcing the underlying assets. Such a management team would provide services that are similar to, and that overlap with, services TPG provides to the Fund and other TPG funds. The structure of each platform and the engagement of personnel will vary, including whether a management team’s services are exclusive to the platform and whether the members of the management team are employed directly by the platform or indirectly through a separate management company established to manage such platform. Platform structures may change during the investments’ hold period, for instance, in connection with restructurings, dispositions or other realizations. Members of the management team may be Senior Advisors or Field Operations professionals, and are permitted to render services exclusively to the platform company or provide the same or similar services to unaffiliated third parties or to the Fund, other TPG funds or other portfolio companies, including similar platform companies of predecessor and successor funds (and receive a fee, profits interest or other compensation in connection with such services), without triggering a requirement for Independent Director disclosure, review, or consent related to a transaction with affiliates. These individuals are not considered to be affiliated with TPG for purposes of the Partnership Agreements solely as a result of their role as a member of a portfolio company’s management team.
Platform companies compensate their management teams in a number of ways, including through annual salaries and bonuses, incentive-based allocations and compensation (such as profits interests, carried interest, equity, options and warrants), fees for services or a combination of the foregoing. In any case, the Fund would generally bear the cost of such compensation, as well as all other platform company expenses, including start-up, operating, investment sourcing and diligence and overhead expenses, through its direct or indirect interest in the platform company. Members of a platform company management team may receive separate compensation for services rendered to unaffiliated third parties or to the Fund, other TPG funds or other portfolio companies. In addition, a platform company or its management team may receive a fee or other compensation for forwarding to unaffiliated third parties or other TPG funds or their portfolio companies any investment opportunity that TPG reasonably believes is not suitable for the Fund or such platform company (e.g., because the investment does not have a risk or return profile compatible with the Fund’s investment objectives). Any compensation the management team receives, regardless of whether the Fund, other TPG fund portfolio company or unaffiliated third party pays, would be in addition to, and would not offset, the management fee payable by the Limited Partners. Similarly, such compensation would not trigger the Independent Director disclosure, review or approval provisions of the Partnership Agreements applicable to transactions with affiliates.
A platform company’s structure and relationship to TPG has the potential to create conflicts of interest. For example, although TPG (by virtue of its control of the Fund) would form the platform company and in doing so often determine or significantly influence the form and amount of compensation paid to a platform company’s management team, the platform company (and ultimately the Fund) bears the attendant expense. The compensation of management of a platform investment may include interests in the profits of the platform investment, including profits realized in connection with the disposition of an asset. As with Senior Advisors, the close business or personal relationships that TPG has with certain members of management give it less incentive to limit their compensation. In addition, given that the Management Company (and not the Fund) otherwise pays the salaries of TPG’s employees, TPG has the incentive to cause a platform company to retain its own management team instead of relying on TPG employees to provide managerial services, or to convert existing TPG employees into members of a platform company’s management team.
Strategic partner compensation structures may result in the Fund bearing costs rather than TPG. TPG has also formed and expect to continue to form relationships with third-party strategic partners so that the Fund and other TPG funds can take advantage of their expertise, often in particular industries, sectors and/or geographies. These strategic partners often have close business relationships with TPG and provide services that are similar to, and that may overlap with, services TPG provides to the Fund and other TPG funds, including sourcing, conducting due diligence on or developing potential investments, as well as structuring, managing, monitoring and disposing of or otherwise realizing investments.

TPG determines the compensation of its strategic partners on a case-by-case basis, and this compensation can take the form of:
•cash payments from TPG, the Fund or a portfolio company;
•grants of Performance Participation Allocation generated by the Fund;
•participation in incentive-based allocations and/or compensation and/or management fees of TPG-related vehicles, including the General Partner, the Management Company and/or other subsidiaries of TPG Operating Group that are entitled to receive the Performance Participation Allocations and payment of the Management Fees from the Fund;
•stock option or equity grants in a portfolio company;
•profits interests in a portfolio company or holding vehicles beneath the Fund; and/or
•other similar payments from TPG, the Fund or a portfolio company.
This creates a conflict of interest because TPG has an incentive to structure compensation under strategic business partnerships so that the Fund (and hence all partners) bears the costs (directly or indirectly) instead of TPG. In addition, as with Senior Advisors, TPG’s close business relationship with a strategic partner gives it less incentive to negotiate with that strategic partner for a lower level of compensation.
TPG also may offer strategic partners the opportunity to co-invest alongside the Fund, in some cases regardless of whether such partner played a significant role in sourcing or managing the specific investment.
Portfolio company service arrangements may benefit TPG’s relationships rather than providing best value for the Fund. Portfolio companies of TPG funds or the Fund’s portfolio companies, including platform companies, are not TPG’s affiliates for purposes of the Partnership Agreements. As a result, the Partnership Agreement provisions that relate specifically to TPG’s affiliates do not apply to TPG portfolio companies, platform companies or their management teams or employees, even if TPG has a significant economic interest in a portfolio company and/or ultimately control it through TPG’s control of the relevant fund. For example, in the event that the Fund or one of its portfolio companies purchases products or services from, or otherwise enters into a transaction with, a portfolio company of another TPG fund, such transaction generally would not trigger disclosure to the Independent Directors, review, approval or consent, or trigger other provisions of the Partnership Agreements applicable to transactions with affiliates. Also, if another TPG fund establishes a platform company, investment opportunities that the platform company management sources for the platform company are not required to be offered to the Fund.
Given the collaborative nature of TPG’s business (and the business of its affiliates) and the portfolio companies in which some TPG funds have invested, TPG, from time to time, recommends the services of a portfolio company to other portfolio companies. In the alternative, it may form a joint venture (or other business relationship) with a portfolio company pursuant to which the joint venture or business provides services to other portfolio companies that are recommended to the joint venture or business by TPG. TPG has a conflict of interest in making this recommendation, in that it has an incentive to maintain goodwill between TPG and its existing and prospective portfolio companies, while it is possible that the products or services recommended are not necessarily the best available to the portfolio companies or the most favorably priced. Additionally, this recommendation may result in TPG receiving financial benefits, such as cash payments, equity ownership, participation in revenue share and/or milestones that are tied or related to participation by portfolio companies in the recommended services. The Fund and the Limited Partners typically will not share in any fees, economics, equity or other benefits accruing to TPG from this recommendation.
From time to time, the Fund and/or certain portfolio companies have ongoing business dealings, arrangements or agreements with persons who are former employees of TPG. The Fund and/or its portfolio companies bear, directly or indirectly, the costs of such dealings, arrangements or agreements. In such circumstances, there exists a conflict of interest between TPG and the Fund (or its portfolio company) in determining whether to engage in or to continue such dealings, arrangements or agreements, including the possibility that TPG will favor the engagement or continued engagement of such persons even if a better price and/or quality of service could be obtained from another person. Portfolio companies also could be counterparties or participants in agreements, transactions or other arrangements with portfolio companies of other TPG funds and accounts that involve fees and/or servicing payments to TPG or its affiliates which are not subject to Management Fee offsets or otherwise shared with the relevant TPG funds and accounts.
In addition, portfolio companies of TPG funds make discounts and other benefits available to TPG personnel in connection with such entities’ products or services. Sometimes these discounts or benefits are extended to TPG personnel in only certain roles, such as board members of the portfolio companies. Such benefits or discounts are not considered compensation to TPG personnel, are not considered Portfolio Fees and do not offset the Management Fee payable by the Fund.
Current and former officers, executives and personnel of portfolio companies also invest in other TPG funds and are expected to invest in the Fund. While TPG believes this aligns portfolio company management teams with the best interests of the Fund, TPG may, in certain circumstances, be incentivized to take (or refrain from taking) certain actions with respect to a portfolio company in order to maintain the goodwill with such portfolio company management team investor.
Professionals' personal investments across multiple funds and external investments may incentivize allocation of attractive opportunities to vehicles where they earn the greatest personal return. TPG’s professionals generally participate indirectly in investments made by the Fund and/or other TPG funds. While TPG believes this helps align the interests of TPG’s professionals with those of the funds’ other investors and provides a strong incentive to enhance fund performance, these arrangements also give rise to conflicts of interest. For example, TPG’s professionals have an incentive to influence the allocation of an attractive investment opportunity to the fund in which they stand to personally earn the greatest return, although the involvement of a substantial number of professionals in TPG’s investment review process mitigates the ability of any single person to control an investment decision. Some of TPG’s professionals also have personal investments in entities that are not affiliated with TPG, such as investment funds managed by other sponsors that compete for the same investment opportunities or acquire an investment from, or dispose of an investment to, a TPG fund, which likewise gives rise to conflicts of interest. In addition, the Fund may offer one or more Classes of Units to business associates and other “friends of the firm” of TPG in its sole discretion, which Units may not be subject to or charged (or may be subject to or charged at reduced rates) the Management Fee and/or Performance Participation Allocation.
Affiliated broker-dealer services generate fees retained by TPG without offset to Management Fees, creating incentives to prioritize transactions and structures that maximize affiliate compensation rather than Fund interests. TPG leverages its internal expertise and infrastructure in structuring and executing a wide array of capital markets transactions across TPG, including those involving the Fund and existing, prospective and former portfolio companies (including their respective affiliates and related entities such as holding companies, subsidiaries and continuation vehicles, and other parties to the relevant transaction). Examples of the ways in which TPG deploys its capital markets expertise include:
•structuring and arranging merger and acquisition transactions and providing other related transaction advisory services;
•structuring, executing and underwriting initial public offerings, follow-on primary offerings and secondary offerings (including “block trades”) and private placements of equity, debt and other securities, including TPG funds and other private funds and secondary securities offerings by the Fund;
•structuring, sourcing, trading, executing, syndicating, underwriting and repurchasing high yield and other bonds, preferred securities, hybrid instruments, notes, loans, mortgages, sale leasebacks, receivables, asset-backed securities, other credit instruments and other financial instruments;
•originating, structuring, arranging, syndicating, placing, providing and repurchasing loans, credit facilities, asset-based facilities, securitizations, acquisition financings, bridge financings, hedging and similar financial instruments and financial services (including in respect of portions of the capital structures of issuers in which the Fund does not invest), including where such instruments and financial services are in respect of, or subsequently acquired by, the Fund or other TPG funds;
•structuring and arranging amendments to existing securities, credit facilities and other instruments;

•advising on, negotiating, structuring and executing liability management transactions;
•structuring and implementing interest rate, foreign exchange and other hedging or derivative strategies;
•advising on, structuring, sourcing, arranging and executing transferable tax credit transactions or other transactions involving financial instruments;
•structuring and executing other similar transactions to finance the Fund’s acquisition of a portfolio company or to enable the Fund to monetize all or a portion of its interest in a portfolio company, including through the syndication of a continuation vehicle or an investment, recapitalization, refinancing, restructuring or other similar transactions;
•structuring and executing financing, interim financing and certain “fronting” and “seasoning” transactions and syndications in respect of, or otherwise making investments that are intended to be of a temporary nature in, any portfolio company in which the Fund invests or intends to invest;
•providing other loan servicing, collateral agent, administrative agent and other similar services;
•structuring, executing, syndicating and placing interests held by the Fund in a portfolio company to one or more other TPG funds (and vice versa);
•providing syndication services more generally, which TPG expects to include identifying potential third-party investors (including potential co-investors, syndicate participants and/or financing counterparties), transaction structuring to attract third-party investors and/or financing counterparties, preparing marketing materials, performing outreach, executing on a syndication and sell-down strategy, arranging financing and providing post-closing support (including in each case in situations where there may not ultimately be any allocation, syndication or sell-down to third-party investors or financing more generally);
•providing strategic and capital markets advice with respect to any of the foregoing transactions (including in connection with mergers and acquisitions, recapitalizations, refinancings and restructurings); and
•providing any other capital markets or other services that a third party may render to or with respect to the Fund or an existing, prospective or former portfolio company and/or their affiliates or related entities.
TPG expects the types of capital markets services it provides to evolve and expand in light of market developments and industry trends. TPG may in the future acquire an interest in or establish other businesses and service providers that will also be entitled to fees from the Fund and its portfolio companies and/or to other parties participating in transactions with the Fund; such fees will also not be taken into account in calculating any reduction in the Management Fees payable by the Fund.
TPG’s registered broker-dealer, TPG Capital BD, LLC (“TPG Capital BD”), and related entities (including TPG Capital, Limited) typically receive compensation for the services TPG provides in connection with these capital markets and other activities, including but not limited to those listed above. The compensation may take a variety of forms, including, for instance:
•a portion of the commission or discount paid to the investment banks that underwrite a securities offering;
•a fee or other compensation for arranging the syndication or placement or origination of debt financing for the Fund and/or one or more other TPG funds or other co-investors (including transactions where TPG and/or the Fund originates and participates out a funded and/or unfunded portion of a loan to a co-investor); or
•a fee for facilitating the efficient execution by the Fund of a “block trade” or other secondary sale to monetize the Fund’s direct or indirect interest in a pre-IPO or publicly traded portfolio company.
Depending on the nature of the transaction, the Fund, one or more holding entities, the portfolio company, continuation vehicles, co-invest vehicles or other parties to the transaction will pay the fee to TPG Capital BD or a related entity. Where legal and regulatory circumstances permit, including outside the United States, other TPG affiliates may perform such capital markets services and other activities and receive compensation for the provision of such services.
TPG Capital BD (or a related entity) expects to also receive transaction fees, and other upfront consideration or other similar fees from borrowers or other persons in connection with investments made by the Fund or, if applicable, from other holders of the investment or in connection with the syndication or secondary trading of part of an investment. Such fees and consideration come in various forms, including documentation fees, structuring fees, closing fees, underwriting fees, arrangement fees, loan origination fees, collateral fees, directors fees, consulting fees, advisory fees, management fees, monitoring fees, agency fees or original issue discount built into the price of the investment.
TPG Capital BD (or a related entity) expects to participate in the origination, arranging, execution, underwriting or structuring of debt financing for the Fund or Fund-related entities, in which case it would receive loan origination fees, arranging fees, structuring fees, underwriting fees, agency fees and/or similar fees or original issue discount for such services. Where such financing is obtained through a debt (or debt and equity) security issuance by any special purpose vehicle or other entity established to facilitate such financing by the Fund, TPG Capital BD (or a related entity) could receive fees in connection with the placement or syndication of such securities. In connection with selling portfolio companies by way of a public offering of such investments, TPG Capital BD (or a related entity) could act as the managing underwriter or a member of the underwriting syndicate in respect of such offering on a firm commitment basis. TPG Capital BD (or a related entity) could also, on behalf of the Fund, effect transactions, including transactions in the secondary markets where TPG Capital BD (or a related entity) is also acting as a broker or other advisor on the other side of the same transaction (such transactions are generally known as “agency cross transactions”).
TPG Capital BD (or a related entity) expects to also provide loan services to the Fund and/or other TPG funds that invest in loan participations or to portfolio companies in which they invest or to lending syndicates in which they participate and will generally be entitled to servicing fees and expense reimbursements for such activities. Such services are expected to include loan sourcing, loan due diligence and general servicing or administration services relating to loan portfolios.
The syndication services of TPG Capital BD or a related entity are expected to include, among other things, identifying potential third-party investors (including potential co-investors, syndicate participants and/or financing counterparties), assisting in structuring the transaction so that it will be more marketable to third-party investors and/or financing counterparties, preparing marketing materials, performing outreach, executing on a syndication and sell-down strategy, arranging financing and providing post-closing support to TPG funds. These services could be required (and TPG Capital BD (or a related entity) will be compensated for providing them) even in situations where ultimately there is no allocation, syndication, sell-down to third-party investors or financing (for example, when it is unclear at the outset of negotiating a transaction whether TPG funds have sufficient internal capacity (or demand) to provide the full amount of the financing sought by the counterparty).
In connection with providing services to TPG funds, including the Fund, and/or in respect of their potential, former or existing portfolio companies, TPG Capital BD (or any other TPG affiliated services provider) will receive fees, other compensation or reimbursements for costs or expenses. Any such fees, compensation or reimbursements TPG receives (through TPG Capital BD or otherwise) directly or indirectly for providing the services described above (whether in cash, warrants or other securities or instruments, or in the form of discounts or rebates or otherwise) will not, in accordance with the Partnership Agreements, be shared with the Fund or offset the management fee or any other compensation payable to TPG or require the approval of the Independent Directors or the consent of the Limited Partners. The compensation described above will be retained by, and for the benefit of, TPG Capital BD or such other TPG-affiliated service provider. Accordingly, neither the Fund nor any investors will receive any benefit from such fees, other compensation or reimbursements. For the avoidance of doubt, the foregoing will apply in the event such services are provided by TPG affiliates that are not specifically identified herein, that are established by TPG in the future or in which TPG subsequently acquires an interest.
While TPG believes that its internal capital markets capabilities help maximize value for TPG’s funds, its ability to utilize TPG Capital BD or a related entity in connection with the foregoing transactions gives rise to conflicts of interest, including:

•In general, TPG has an incentive to retain, or to exercise its control or influence over the Fund or a portfolio company’s management team or other participant so that it retains TPG Capital BD (or a related entity) or otherwise transacts with TPG Capital BD (or a related entity) instead of other unaffiliated broker-dealers or counterparties. For instance, TPG Capital BD (or a related entity) could take the place of another investment bank in the syndicate underwriting a securities offering or debt placement or act as the sole or lead financial institution on a transaction instead of a third-party bank or third-party financial institution (including banks or financial institutions that were previously retained by predecessor funds and other TPG funds for similar transactions).
•When involved in a particular transaction, TPG Capital BD (or a related entity) has the incentive to seek higher fees or other favorable terms from the Fund, the portfolio company or other counterparties. In particular, when TPG Capital BD (or a related entity) is lead or sole arranger or lead or sole underwriter, it will be responsible for negotiating and establishing the relevant fees and other payments charged to the Partnership, portfolio company or other counterparty.
•TPG Capital BD (or a related entity) has further incentive to structure a transaction so that it benefits other TPG funds and accounts or certain Limited Partners or other third parties that are of strategic importance. For example, TPG Capital BD (or a related entity) could:
•influence the placement of portfolio company securities or debt instruments so that investors who are sizeable limited partners in multiple TPG funds or who pay TPG Capital BD (or a related entity) a placement fee receive an allocation ahead of others;
•place such securities or instruments with another TPG fund or vehicle (and receive compensation for such placement); and
•place with the Fund (and receive compensation for such placement) securities or instruments related to a portfolio company of one or more other TPG funds.
•To the extent that TPG’s capital markets personnel face competing demands for their time and attention, it has an incentive to devote its limited capital markets and related resources to portfolio companies and transactions that would generate the highest fee for TPG Capital BD (or related entities) or otherwise benefit TPG. TPG employees who provide capital markets services are under no obligation to prioritize the interests of the Fund or its Limited Partners in determining how to allocate their time across various projects within TPG.
•In connection with any transaction that involves the Fund and results in compensation to TPG Capital BD (or a related entity), TPG as a firm will receive higher total economics than if TPG Capital BD (or a related entity) were to not receive deal-related compensation or if TPG were to offset the management fee by an amount equal to the compensation TPG Capital BD (or a related entity) receives. As a result, TPG has a financial incentive beyond the one arising from the Management Fee and any performance allocation, thus incentivizing TPG to originate more investments for the Fund that result in fees for TPG Capital BD and discourage investments that do not.
•TPG has an incentive to allocate investments to TPG funds or accounts that do not require TPG to offset management fees in the event TPG Capital BD (or a related entity) receives compensation in connection with transactions involving such TPG fund or account or its investments.
•In certain circumstances, it is possible that multiple provisions of a TPG fund and account’s governing agreement would provide that a fee TPG Capital BD (or a related entity) receives does not result in a corresponding “offset” to the TPG fund or accounts management fee. Some of those provisions may impose an overall limit on the amount of fees that TPG can receive on an annual or other basis pursuant to that provision without offsetting the TPG fund or account’s management fee. In those situations, TPG has an incentive—and intends—to treat TPG Capital BD’s (or a related entity’s) activities as a capital markets service under the applicable Partnership Agreement provisions that do not limit the amount of such fees TPG can receive before being required to offset the Management Fee.

•In certain situations, the involvement of TPG Capital BD (or a related entity) in a financing transaction or underwriting for a company could prevent the Fund from directly or indirectly investing in that company.
In addition, other actual or potential conflicts of interest in connection with the foregoing transactions include:
•whether the TPG Capital BD (or a related entity) engagement, including amount of fees or other economics to be paid or received, is on terms that are not materially less favorable than terms that could be obtained from a third party with commensurate skill, expertise or experience (to the extent applicable);
•the portfolio company viewing the total amount of fees and interest paid for or in connection with the financing (or similar instrument) as one overall category of remuneration, and therefore not seeking to negotiate the quantum of fees to be paid to TPG Capital BD (or a related entity), which could result in reduced fees or other compensation and/or less attractive investment terms for the Fund;
•an incentive to pursue investment opportunities with greater fee opportunities for TPG Capital BD (or a related entity), whether as a percentage of the investment size or absolute dollar amount, which could adversely impact the sourcing, diligence and approval process by TPG for the Fund; or
•the under- or over-commitment of certain TPG funds, and/or the inclusion or exclusion (in whole or in part) of certain TPG funds from such investment opportunity, to the extent that would increase the likelihood of a TPG Capital BD (or a related entity) engagement and the revenue generated as a result.
In addition, TPG Capital BD (or a related entity) could, as a result of facilitating the repurchase of instruments or securities or in the course of trading for its own account, hold positions in instruments and securities issued by the Fund’s portfolio companies, enter into obligations to acquire such instruments or securities, and engage in transactions that could be appropriate investments for the Fund.
Moreover, in the event TPG Capital BD (or a related entity) participates as an underwriter in a transaction involving a portfolio company that later gives rise to a legal cause of action, the Fund would have a conflict in determining whether to sue the underwriters. Even if TPG Capital BD (or a related entity) is not involved, the Fund could still have a conflict in determining whether to bring a claim because of the relationship TPG Capital BD may have with such non-affiliated broker-dealers, which could relate to and otherwise benefit other TPG funds and accounts and/or TPG and its proprietary entities and not the Fund.
While not expected to materially adversely impact the Fund in a direct manner, the involvement of TPG Capital BD (or a related entity) in an investment opportunity could give rise to various actual or apparent conflicts for other TPG funds, including:
• causing a lending-related investment opportunity to be treated as an affiliate loan origination (from a tax perspective) and thereby restricting the ability of certain types of TPG funds to participate;
•seeking to avoid allocation of these investment opportunities to TPG funds where investor consents and/or management fee offsets are required; and
•potential screening bias against potential investment opportunities that do not include TPG Capital BD (or a related entity) fee component.
TPG Capital BD acts as placement agent in respect of investment funds that are sponsored and managed by third-party investment managers, including funds that may compete with the Fund or other TPG funds. In providing such services to, or with respect to, a competitor fund or company, TPG Capital BD will not take into consideration the interests of the relevant portfolio companies or the TPG funds.
Occasionally, whether a service constitutes a service provided by TPG Capital BD (or a related entity) or otherwise another service company which is a TPG subsidiary, affiliate or related person may not be clear. In these instances, the General Partner will determine in its sole discretion what treatment is most appropriate for a particular service provider or service rendered to the Fund.

TPG generally will evaluate any such transactions on a case-by-case basis to address any such conflicts. Transactions involving the Fund and TPG Capital BD are also reviewed with regard to the appropriateness of the transaction and any fiduciary obligations, including with respect to compliance with the requirements of Section 206(3) of the Advisers Act.
An affiliated dealer manager's competing obligations to other issuers and distribution agents' incentives to promote higher-fee products may adversely affect the Fund's ability to raise capital. The dealer manager for the Fund is TPG Capital BD (the “Dealer Manager”), an affiliate of the General Partner. Any material adverse change to the ability of TPG Capital BD to build and maintain a network of licensed securities broker-dealers and other agents could have a material adverse effect on the Fund’s business and the offering. If TPG Capital BD is unable to build and maintain a sufficient network of participating broker-dealers to distribute Units in the offering, the Fund’s ability to raise proceeds through the offering and implement the Fund’s investment objective and strategy may be adversely affected. In addition, TPG Capital BD will in the future serve as Dealer Manager for other issuers. As a result, TPG Capital BD will experience conflicts of interest in allocating its time between the offering and such other issuers, which could adversely affect the Fund’s ability to raise proceeds through the offering and implement the Fund’s investment objective and strategy. Further, the participating broker-dealers retained by TPG Capital BD may have numerous competing investment products, some with similar or identical strategies and areas of focus as the Fund, which they may elect to emphasize to their retail clients.
TPG personnel involved in the marketing and placement of the Units are acting for TPG Capital BD (or a related entity) or other distribution agents and not acting as investment, tax, financial, legal or accounting advisors to potential Limited Partners in connection with the offering of the Units. Potential Limited Partners must independently evaluate the offering and make their own investment decisions.
TPG could offer, on an agency basis for third parties, including, without limitation, unaffiliated fund sponsors in which TPG has a minority ownership interest, interests in other pooled investment vehicles that have as their primary investment objective investments that are substantially similar to the types of investments to be made by the Fund and, in connection with any such offering, will receive customary compensation, including an interest in such vehicles. Placement agents or other financial intermediaries could also receive other compensation, including placement fees with respect to the acquisition of Units by Limited Partners. Such agents or intermediaries will have an incentive in promoting the acquisition of Units in preference to products with respect to which they receive a smaller fee. Prospective Limited Partners should take the existence of such fees and other compensation into account in evaluating a purchase of the Fund’s Units.
When TPG or its affiliates act as lender to the Fund, they may act in their own interest, without independent oversight or recourse, potentially resulting in asset realization and loss of investment. Subject to the express provisions of the Partnership Agreements, TPG or one of its affiliates is permitted to act as lender to the Fund, including to enable the Fund to make investments.
If TPG or its affiliate participates as a lender in borrowings by the Fund or any subsidiary (including an investment entity), TPG’s interests may conflict with the interests of the Fund or the applicable investments. In this situation, the Fund’s assets may be pledged to such TPG entity as security for the loan. In its capacity as a lender, the relevant TPG entity may act in its own interest, without regard for the interests of the Fund, the investments or the Limited Partners, which may materially and adversely affect the Fund, any subsidiary or investment entity and, in certain circumstances, such as an event of default, ultimately may result in realization of the Fund’s or an investment’s assets and a loss of the entire investment of the Limited Partners. In addition, if the General Partner or any of its affiliates is a party to a transaction or an agreement with the Fund or an investment to provide services or financing to the Fund or such investment or is a lender to the Fund or any of its investments, the General Partner will have the sole right to, through or on behalf of the Fund, either (i) take any action to implement the agreement, enforce any provisions thereof or any rights of the Fund thereunder, terminate the agreement pursuant to any right of termination provided in such agreement, give required notices or give or make any approval, consent, decision or waiver under such agreement or (ii) nominate a third party to approve any action or inaction to be taken with respect to any such related party transaction or agreement.
Strategic Transactions
TPG is a broad-based alternative investment platform that may engage in strategic transactions, including the investment in, acquisition of or combination with, other investment platforms for any reason, including those that currently or may in the future sponsor, manage or advise funds, vehicles or accounts with investment mandates that are the same as, or similar to, the Fund’s. Nothing in the Partnership Agreements prohibits or restricts such strategic transactions. For example, TPG is authorized to make investments for its own account to further grow and expand its business and/or engage in other strategic acquisitions or transactions. TPG may also acquire and hold other assets used in the development of its business, including seed capital for the purpose of developing, evaluating and testing potential investment strategies, products or new strategies. TPG may also make other opportunistic investments and utilize investment strategies that mirror, or are similar to, in whole or in part, investment strategies implemented by TPG on behalf of other TPG funds, including the Fund. Investments by TPG may be made in lieu of or alongside TPG funds (including the Fund), notwithstanding the Fund’s allocation provisions or any other restrictions on affiliated co-investing, and TPG is subject to conflicts of interest in determining that an investment opportunity is appropriate for TPG and/or its affiliates in priority to the Fund. In determining whether to pursue or engage in any strategic transaction, TPG is entitled to consider only the interests and factors that it desires, including its own interests. Nothing prohibits, restricts or otherwise limits TPG in any way from pursuing or engaging in any strategic transaction or operating any such investment platform following any such acquisition or combination, including continuing or expanding the business and operations of such investment platform or any fund, vehicle or account sponsored, managed or advised thereby. Such strategic transactions and the continued operations of any such investment platform may result in the re-allocation of the time and attention of TPG personnel (either on a temporary or permanent basis), including to the detriment of the Fund, or the allocation of investment, sale or other exit opportunities or liquidity options which otherwise would be allocated to or benefit the Fund to instead be allocated to or benefit any such funds, vehicles or accounts and will otherwise give rise to the same conflicts of interest that may arise among the Fund and any other TPG fund as described herein. Investors acknowledge and agree that, to the maximum extent not prohibited by applicable law (including the Advisers Act and the Exchange Act), neither TPG nor any of its affiliates will have any obligation to give any consideration to any interest of or factor affecting the Fund in connection with any such transaction (e.g., whether the Fund would otherwise be interested in pursuing such transaction or whether such transaction involves funds, vehicles or accounts with investment mandates that are the same as, or similar to, the Fund’s investment mandate). For the avoidance of doubt, nothing herein constitutes a waiver of any of TPG or its affiliates’ non-waivable duties under applicable law.
In the event that TPG, its affiliates or any others engage in any such transaction or otherwise engage in any actions or any other event occurs that results in an “assignment” (including for purposes of the Advisers Act) of the management agreement between the Registrant and the Management Company, which TPG refers to as the “Management Agreement,” or any other agreement (including because of any change in the control group of TPG), and as a result the Management Company or any other entity must seek the consent of the Fund under applicable law, the Independent Directors will have the authority to act for the Fund in determining whether or not to provide any required consent.
Acquisition of or combination with competing investment platforms may divert personnel attention and investment opportunities away from the Fund, with no obligation to consider Fund interests in such transactions. The Partnership Agreements, Subscription Agreement, Management Agreement and other constitutional documents of the Fund are detailed agreements that establish complex arrangements among the Limited Partners, the Fund, the General Partner, the Management Company and other entities and individuals. Prospective investors are urged to review these agreements carefully with their counsel and other advisors before making a decision to invest in the Fund.
Questions arise under these agreements regarding the parties’ rights and obligations in certain situations, some of which will not have been contemplated at the time of the agreements’ drafting and execution. In these instances, the operative provisions of the agreements, if any, may be broad, general, ambiguous or conflicting, and permit more than one reasonable interpretation. At times, there will not be a provision directly applicable to the situation. While TPG will construe the relevant agreements in its good faith (it being understood that references to “good faith” in the Partnership Agreements refer to its subjective good faith, meaning honesty in fact) and in a manner consistent with its legal obligations (and, when appropriate, in consultation with external legal counsel), the interpretations TPG adopts will not necessarily be, and need not be, the interpretations that are the most favorable to most Limited Partners.
Public company obligations and duties to shareholders may conflict with duties to the Fund. A number of persons hold direct or indirect equity and other economic interests in TPG, including in its holding structures and certain other subsidiaries or vehicles that it controls. On January 18, 2022, TPG Inc. completed an initial public offering. The General Partner and the Management Company are subsidiaries of TPG Operating Group, which is indirectly controlled by TPG Inc. The officers, directors, members, managers and personnel of TPG can be expected to take into account certain considerations and other factors in connection with the management of the business and affairs of the Fund and its affiliates that would not necessarily be taken into account if the General Partner and Management Company were not under the control of a publicly listed company, and certain of them have fiduciary duties to shareholders of the public company that could conflict with their duties to the Fund. For example, although TPG believes its reputation in the marketplace will provide a benefit to the Fund, TPG could decline to undertake investment activity or transact with a counterparty on behalf of the Fund for reputational reasons, and these decisions could result in the Fund foregoing a profit or suffering a loss. For additional information regarding TPG Inc., please refer to its public filings, which may be accessed through the website of the SEC (www.sec.gov) or TPG (https://shareholders.tpg.com).
Similarly, TPG has permitted and reserve the right to permit third-party investors to hold material direct or indirect equity and/or debt interests in, participate in fees and/or incentive-based allocations and compensation of, or provide financing to, TPG-related vehicles, in each case, including the General Partner, the Management Company and/or other subsidiaries of TPG Operating Group that are entitled to receive incentive-based allocations and compensation and payment of management fees as well as entities TPG forms to exercise its rights or discharge its obligations under the partnership agreements of TPG funds. This includes debt financing that is recourse to TPG and/or its employees as well as non-recourse debt, such as a securitization structure, and equity financing (including preferred or other equity financing of such entities). TPG and/or its employees could also, but are not required to, participate in such vehicles by holding direct or indirect equity and/or debt interests. Any of the foregoing vehicles (including other TPG funds and accounts) could be used to fund TPG’s capital commitments to TPG funds, including any required minimum commitment as well as any permitted additional commitments. In addition, TPG affiliated vehicles could make additional capital commitments and subsequently transfer all or a portion of such amount to a third party. Further, subscriptions by persons who are or were involved in the investment activities and affairs of the Fund and/or other TPG funds or otherwise associated with TPG, or their respective family members, estate planning vehicles or affiliates (the foregoing, collectively, “Fund Personnel”) may be used by TPG to satisfy any subscription that the General Partner is required to make to the Fund. Fund Personnel are not required to be involved in the investment activities of the Fund, and the determination of whether a person is “otherwise associated with TPG” is made by the General Partner in its discretion. Senior Advisors are sometimes treated by TPG as Fund Personnel for purposes of the Partnership Agreements and, as such, commitments made by Senior Advisors may be used by TPG to satisfy any commitment that the General Partner makes to the Fund. Such person’s Units will generally not be subject to Management Fees or Performance Participation Allocations. Any of the foregoing practices could have the effect of reducing the fees, including the Management Fees, and Performance Participation Allocations received directly or indirectly by TPG Operating Group and/or the Management Company and the General Partner (including the Performance Participation Allocations received by persons responsible for operating the Fund) and/or the amount of capital contributed or remaining at risk by persons responsible for operating the Fund, and lessening the alignment of interests between such persons and the Limited Partners, as applicable.
Certain Limited Partners may receive material information not available to others, with no obligation to ensure equal access or disclosure of information that could affect investment decisions. Investors’ rights to information regarding the Fund will be specified in the Partnership Agreements. However, certain Limited Partners may receive additional information that is not made available to the Limited Partners generally. For example, (i) Limited Partners who negotiate particular written agreements and (ii) affiliates of the Management Company, may have more information about the Fund than other Limited Partners, and the Management Company will have no duty to ensure all Limited Partners seek, obtain or process the same information regarding the Fund and its investments. As a general matter, Limited Partners should expect that limited partners of other TPG funds that negotiate particular written agreements are expected to have more information about such other TPG funds as compared to the information Limited Partners have about the Fund. Additionally, as part of their due diligence, prospective Limited Partners (including transferees) often ask different questions or request different information, including information beyond what the Fund includes in this report or general marketing materials. While TPG, by complying with these requests, will provide certain information to some prospective Limited Partners that TPG does not provide to others, TPG does not intend to give any advantage to the prospective Limited Partners who receive additional information at their request. The answers and additional information TPG provides in response to such questions may be limited or incomplete or depend upon a specific context. Similarly, certain Limited Partners may also be investors in other funds, vehicles or accounts, or otherwise engage in transactions with TPG, and are expected to receive additional information through such arrangements. Certain information that is provided to one Limited Partner and not to another Limited Partner (or prospective Limited Partner) may be material and could affect such Limited Partner’s (or prospective Limited Partner’s) decision to invest (or not invest) in the Fund or to take actions or make decisions pursuant to the Partnership Agreements; however, since the Registrant is not incorporating these answers and additional information into its offering materials, prospective Limited Partners may not rely on such answers or information in making their decision to subscribe for interests in the Fund.

Co-investment opportunities offered to other parties may reduce the number or size of investment opportunities available to the Fund. Other TPG funds have the option to offer Partners or other parties (including TPG affiliated entities and investors in other TPG funds) the opportunity to invest alongside such other TPG funds, or “co-invest,” in an investment such other TPG funds are making either directly or through a TPG-controlled vehicle established to invest in one or more co-investment opportunities. Such co-investment opportunities may reduce the number of investment opportunities or lead to reductions in the size of specific investment opportunities, in each case that would otherwise be allocated to the Fund. With respect to limited partners of another TPG fund, the situation generally arises when the amount of equity capital necessary to complete a transaction exceeds the amount TPG determines is appropriate for such TPG fund, after taking into account additional capital to be contributed by other TPG funds and any:
•co-underwriters;
•co-sponsors (including other third-party managed pooled investment vehicles in which TPG or its affiliates, or TPG professionals personally, may hold an interest);
•Senior Advisors (and the funds they manage);
•TPG employees and other affiliated personnel (as described below); and
•other parties or consultants that assisted in sourcing or completing the transaction or provide other strategic value.
Discretion over secondary transactions and transfer approvals may enable TPG to favor its own interests in making such determinations. TPG and its affiliates, including other TPG funds, are permitted to acquire limited partner interests in the Fund or other TPG funds from Limited Partners (which term includes, for purposes of this subsection alone, limited partners of other TPG funds) through transactions in the secondary market or other private transactions, which gives rise to a variety of conflicts of interest, including those described below.
In certain circumstances, these transactions are expected to be initiated by Limited Partners, and in other circumstances TPG will approach one or more Limited Partners on a case-by-case or systematic basis with an offer to acquire their interests. TPG will determine the Limited Partners, if any, from whom TPG acquires interests in its sole discretion taking into account whatever factors it deems relevant TPG, including its own interests. To the extent TPG does determine to acquire interests from one or more Limited Partners, TPG expects to do so selectively and could favor certain Limited Partners over others. For example, TPG might be inclined to agree to acquire interests from Limited Partners that it expects to invest in other TPG funds or for other strategic reasons. TPG is not required to make a similar offer to any other investor or to provide notice or disclosure to any other investor regarding any such transaction. TPG’s acquisition of all or any portion of a Limited Partner’s interest would generally not be considered a withdrawal or redemption by the Limited Partner from the Fund or the other TPG fund and would not be restricted by the applicable partnership agreements.
TPG also has discretion to determine the terms upon which it is willing to transact with any Limited Partner. In particular, the price or other terms it offers or agrees with one Limited Partner could be different from those TPG offers or agrees to with another Limited Partner, even if executed at substantially the same time. In addition, when determining the price or other terms upon which TPG is willing to transact, it will be acting in its own interest and not as advisers or fiduciaries to the selling Limited Partner, and, as a result, there is no assurance that the price or other terms upon which TPG is willing to transact will be beneficial to the investor or similar to those that could be obtained in a transaction with a third party. TPG is under no obligation to match any third-party purchaser’s offer, price or other terms. TPG will have significantly more information and visibility regarding TPG, the Fund or other TPG funds, and the Fund or other TPG fund’s investments than the selling Limited Partner, and, as a result, TPG will be in a better position than the selling Limited Partner to determine price and other terms that are more beneficial to it as buyer of the interest. For example, TPG may be incentivized to make offers to purchase interests from one or more Limited Partners at a time when it believes the Fund or other TPG fund’s portfolio is expected to increase in value in the future, but to transact at a price that does not yet account for such potential increase. In addition, TPG’s ability to set the terms upon which TPG acquires interests could give rise to other conflicts for the Fund or other TPG funds as a whole, including impacting the valuations TPG ascribes to the Fund or other TPG fund’s investments.

Investors that seek to transfer interests in the Fund or other TPG funds are generally required to obtain TPG’s consent to any admission to the Fund or transfer in other TPG funds, which consent TPG may grant or withhold in its discretion. This could give rise to conflicts of interests, including because it might be incentivized to utilize this discretion to facilitate the admission of an investor to the Fund or transfer in other TPG funds on terms that are more favorable to TPG.
Amounts Paid to the General Partner and the Management Company
TPG generally has the right under the Partnership Agreements to earn: (i) a Management Fee (payable to the Management Company) based on the Fund’s NAV, (ii) a Maintenance Fee (payable to the Management Company) based on the Fund’s NAV and (iii) a Performance Participation Allocation (allocable to the General Partner) based on the Fund’s Total Return subject to an annual Hurdle Amount and a High Water Mark with 100% Catch Up. In addition, the Fund will be responsible under the Partnership Agreements for certain Fund fees and expenses. The payment of such fees and expenses gives rise to certain conflicts of interests. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Management Agreement; the Registrant’s Partnership Agreement” for additional details.
The Fund reimburses costs for certain services provided by affiliated service providers at rates not necessarily determined through arm’s-length negotiation, without offset to management fees, even when third-party providers might be more advantageous. TPG retains or will retain certain employees, consultants or service providers that are TPG affiliates to provide certain specialized operational services to the Fund and its subsidiaries and portfolio companies. The General Partner will use reasonable efforts to cause each portfolio company to pay or reimburse all fees, costs and other expenses related to certain Specialized Operational Services rendered to the Fund or any of its subsidiaries or portfolio companies, where the applicable portfolio company does not directly or indirectly reimburse such fees, costs and other expenses. Specialized operational services have been referred to by TPG in the past as “field ops” or “specialized services” and consist of operational support, regulatory or legal support, specialized operations, consulting services, property services (including with respect to property management, development and other real estate matters), credit services (including loan origination, sourcing, loan servicing, debt advisory, underwriting and due diligence services, loan agency services and special servicing and services with respect to loan syndication, managing workouts and foreclosures), and any similar, related or other services (including, for the avoidance of doubt, Portfolio Compliance), including in connection with the identification, origination, acquisition, holding, servicing and disposition of or other realization upon investments (including potential investments).
These services may include, for example, support or analysis regarding:
•the existing or prospective portfolio company’s management (including serving in management positions or participating in the determination of corporate strategy);
•the existing or prospective portfolio company’s supply chain (including leveraged procurement and logistics/distribution networks);
•marketing and sales strategy, pricing and sales force effectiveness;
•data intelligence;
•finance (including generating metrics and reporting and business restructuring);
•human capital management (including recruiting personnel, management on-boarding, identifying, curating and developing a network of talent and third-party recruiting resources in anticipation of supporting portfolio company recruiting efforts and determining executive/incentive compensation);
•information technology;
•cybersecurity;

•corporate communications and public relations (including identifying, curating and developing a network of third-party public relations resources in anticipation of supporting a portfolio company’s corporate communications and public relations efforts);
•governmental affairs and relations;
•customer service;
•responsible investing factors (including diligence, program monitoring and responsible investing strategy execution and monitoring, policies and programs, measurement and report development), whether such services are provided by Y Analytics or another party;
•property management, development and other real estate matters;
•loan origination, sourcing, loan servicing, debt advisory, underwriting and due diligence services, loan agency services and special servicing and services with respect to loan syndication, managing workouts and managing foreclosures (“credit services”);
•procurement programs;
•Portfolio Compliance; and
•other similar and operational matters.
Occasionally, whether a service constitutes a specialized operational service is not clear. In these instances, TPG will consider, in its sole discretion, a service a specialized operational service if it determines that (i) third parties often provide such a service; (ii) it is a service requiring specialized operational experience or expertise and (iii) it is performed by an individual or individuals with the relevant experience or expertise. Services such as establishing or assessing a leveraged procurement plan or developing a market survey designed to enhance market share would be types of specialized operational services that would be subject to reimbursement, as these services require operational expertise. Responsible investing services such as diligence, screening and portfolio-level initiatives performed by Y Analytics—a public benefit company owned and controlled by TPG—are specialized operational services subject to reimbursement. TPG engages its professionals to provide specialized operational services when it believes that they more effectively drive value creation than independent service providers.
TPG could, but are not required to, try to cause a portfolio company to reimburse costs of specialized operational services that TPG, in its reasonable discretion, allocate to that portfolio company. Sometimes TPG negotiates for direct payment or reimbursement from the portfolio company to TPG or its service providers. Other times, TPG seek to include specialized operational services as a component of the monitoring fee a portfolio company pays under its management services agreement. However, TPG is not required to do so. Amounts that are not allocated to or reimbursed by a portfolio company are reimbursed first from total gross Portfolio Fees (prior to any management fee offset) and then by the Fund. TPG discusses the relationship between fees and expenses for specialized operational services and Portfolio Fees in greater detail; in particular, reimbursements for specialized operational services will not reduce the management fee charged to the Fund, regardless of whether the provider of the specialized operational services is TPG’s employee or affiliate. Additionally, any reimbursements for such services from Portfolio Fees will reduce the amount of such fees that would otherwise offset the management fees.
Specialized operational services will at times be provided in respect of portfolio companies prior to the closing of the investment and to the Fund in connection with its diligence of potential investments. The Fund will reimburse TPG directly for the fees or costs of such specialized operational services, including for deals that are not consummated.
In the event that another TPG fund has invested alongside the Fund in a portfolio company, TPG generally will allocate any reimbursement or other payment for specialized operational services with respect to such portfolio company among the funds pro rata in accordance with their respective investments unless another method is more fair and equitable under the circumstances.

If a TPG employee provides a specialized operational service, TPG generally determines the associated reimbursement amount by reference to the aggregate annual compensation paid to the employee (including benefits, profits interests, equity interests (including restricted stock units or other equity awards in TPG Inc.) or other incentive-based allocations and compensation), plus an estimate of the overhead and other fixed costs allocable to the employee, and the amount of time spent by the employee providing the specialized operational services. These professionals typically have tailored compensation arrangements specific to their engagement that TPG negotiates with them in its discretion. Given the inherently specialized nature of such services, a limited market for such services exists, often setting no clear market guidelines on appropriate compensation. Although TPG intends operations professionals to be compensated at competitive rates, their compensation will not necessarily be determined through arm’s-length negotiation.
TPG has an incentive to retain its operations and business building professionals to provide specialized operational services, even if retaining other providers would be as or more advantageous to the portfolio company. In addition, possible providers of specialized operational services can be investors in, provide goods or services to or have other relationships with the Fund or other TPG funds, which in turn is likely to influence TPG’s decision on whom to retain. TPG intends to allocate fees and expenses in a manner it believes in good faith to be fair and equitable, but in its sole discretion. The allocation may not be proportional as certain TPG funds have different expense reimbursement terms, including with respect to management fee offsets, and TPG has a financial incentive to favor allocations that benefits it. As a result, the amount of the Fund expenses ultimately called or called at any one time may exceed expectations.
Reimbursements from portfolio companies in respect of specialized operational services are usually in the form of cash (which may include payment of “points” to an operations professional that performs origination services), but can sometimes be in kind, including options, restricted stock units or other equity awards or interests (including with time- or incentive-based vesting) in an applicable portfolio company granted to TPG, the TPG personnel or other TPG affiliate who provides specialized operational services. TPG will evaluate the treatment of any such in-kind reimbursement on a case-by-case basis, including as to valuation for reporting purposes and the timing and manner of disposition by such TPG personnel or other TPG affiliate. Reimbursements in kind could be significant, and in hindsight, these amounts may ultimately be worth significantly more than if TPG had received cash. In addition, equity, profits interests, grants or other similar interests in a portfolio company will likely dilute interests of the Fund.
Foreign Office Services. The Fund and portfolio companies of the Fund may receive operational, investment monitoring and risk management, director (or analogous function), entity administration or legal, regulatory, tax, accounting and similar services from TPG’s Luxembourg, Singapore and other non-U.S. offices, if applicable. TPG refers to such services provided by such non-U.S. offices as “Foreign Office Services.” The Fund will, and each portfolio company receiving Foreign Office Services may, reimburse the relevant affiliates of the Management Company for its allocable share of the expenses incurred by such affiliates in providing Foreign Office Services (including any value added taxes or other sales taxes thereon). Reimbursements include personnel and related overhead expenses related to Foreign Office Services, including establishment costs of any new applicable non-U.S. offices, but do not include any amounts incurred in performing the investment advisory functions (e.g., the services customarily performed by investment professionals), which will not be reimbursable. These reimbursements will not constitute Portfolio Fees and will not be shared with the Fund or the Limited Partners or reduce the management fee payable by any Limited Partner. Certain services could be treated as Foreign Office Services. The General Partner will determine whether to treat a particular service as a Foreign Office Service in its sole discretion. TPG is developing processes for the allocation of Foreign Office Services expenses. TPG could use additional or different allocation methods over time.
Y Analytics. Y Analytics is a public benefit company currently controlled by TPG that provides impact assessment, underwriting and due diligence services to TPG funds, including the Fund in connection with its impact investments. For the avoidance of doubt, Y Analytics is designated as unaffiliated with TPG pursuant to the Partnership Agreements and amounts paid to Y Analytics for such services will be borne by the Fund as Fund expenses and will not reduce management fees payable by Limited Partners and otherwise are not limited by the Partnership Agreements. Y Analytics also provides sustainability-related services to the Fund and other TPG funds and portfolio companies, including services related to diligence (both portfolio company diligence and investor due diligence), screening and portfolio-level initiatives. Depending on the particular responsible investing service provided by Y Analytics to the Fund or its portfolio companies, such service will be categorized as specialized operational services and any amounts paid to Y Analytics for such services will not reduce management fees payable by investors. TPG may utilize the services of Y Analytics in its discretion and the Fund will directly or indirectly bear the fees, costs and expenses incurred by Y Analytics for the provision of the foregoing services notwithstanding the fact that Y Analytics is currently controlled by TPG.

The relationship between Y Analytics and the Fund gives rise to conflicts of interest. For example, TPG would have an incentive to engage Y Analytics in connection with a prospective investment even if a third party could provide similar services. Any such payments to Y Analytics would not trigger the Independent Director disclosure, review or approval provisions of the Partnership Agreements applicable to transactions with affiliates.
Overhead. In calculating reimbursement amounts for specialized operational services and Foreign Office Services, TPG includes an estimate of overhead costs for the individuals providing the services. TPG’s estimate sometimes varies depending on the nature and location of the work being performed. As such term is used throughout this report, “overhead” charges currently include, but are not limited to:
•location costs: rent and other office costs, such as electricity, facilities services, catering charges and property taxes;
•administrative costs: administrative personnel costs;
•IT costs: information technology costs relating to hardware, software and technology costs of TPG’s infrastructure;
•HR and recruiting costs: in-house human resource-related costs and expenses paid to third-party talent agencies for recruiting; and
•research-related costs: research costs and other miscellaneous expenses associated with items such as subscriptions to trade journals and databases.
TPG reviews its overhead estimates on a periodic basis, typically annually. TPG may change its overhead methodology over time.
Travel Expense Reimbursements. As described above, the Fund reimburses TPG for Fund-related travel expenses of TPG’s personnel, including travel relating to the Fund’s organization, investment activities, investor conferences and Board of Directors meetings. Portfolio companies also often reimburse TPG for travel expenses, including travel relating to transactions, board service and other monitoring activities, and specialized operational services. Travel reimbursements currently include, but are not limited to, items such as:
•hotel accommodations and other forms of lodging;
•air and ground transportation;
•meals; and
•incidental travel expenses.
TPG expects some of the Fund-related travel, and the reimbursements it receives, to include “business class,” “first class” or other forms of premium travel and accommodation. To the extent reimbursement is sought from the Fund or its portfolio companies for the cost of private air travel, TPG caps the requested reimbursement amount at the cost of a commercial airline ticket (including “first-class”), as determined by the General Partner in good faith and in accordance with TPG’s corporate travel policy, with the remaining cost borne by TPG, and not the Fund or the applicable portfolio company. In addition, TPG and its personnel receive personal benefits and perquisites arising from Fund-related and portfolio company-related travel, including special credits and discounts provided from service providers. For example, airline travel or hotel stays typically result in frequent flyer or loyalty “miles” or “points” for use by TPG and its personnel. These benefits will not be shared with the Fund or portfolio companies and will not offset the management fee.
The Fund must indemnify and advance expenses to certain indemnified parties who may be adverse to the Fund. The Fund will be required to indemnify the General Partner, its affiliates, and each of their respective members, officers, directors, employees, agents, partners, and certain other persons who serve at the request of the General Partner on behalf of the Fund for liabilities incurred in connection with the affairs of the Fund. Members of the Board of Directors (including the Independent Directors) will also be entitled to the benefit of certain indemnification and exculpation provisions as set forth in the Partnership Agreements. Such liabilities may be material and have an adverse effect on the returns of the Limited Partners. For example, in their capacity as directors of portfolio companies, the partners, managers or affiliates of the General Partner may be subject to derivative or other similar claims brought by security holders of such entities. The indemnification obligation of the Fund would be payable from the assets of the Fund. Because the General Partner may cause the Fund to advance the costs and expenses of an indemnitee pending the outcome of the particular matter (including determination as to whether or not the person was entitled to indemnification or engaged in conduct that negated such person’s entitlement to indemnification), there may be periods in which the Fund advances expenses to an individual or entity not aligned with or adverse to the Fund. Moreover, in its capacity as General Partner of the Fund, the General Partner will, notwithstanding any actual or perceived conflict of interest, be the beneficiary of any decision by it to provide indemnification (including advancement of expenses). This may be the case even with respect to settlement of claims arising out of alleged conduct that would disqualify any such person from indemnification and exculpation if the General Partner (and/or its legal counsel) determined that such disqualifying conduct occurred.
Subscription and servicing fees paid to financial intermediaries create incentives to recommend the Fund over products offering lower compensation, resulting in higher costs for certain Unit Classes. Limited Partners (or their brokers on their behalf) may elect to purchase Investor Units and in connection therewith, by virtue of holding Class S Units, Class D Units, Class R-S Units or Class R-D Units bear a larger amount of fees than Limited Partners that are not holders of Class S Units, Class D Units, Class R-S Units or Class R-D Units for reporting, administrative and other services provided by such Limited Partner’s registered investment adviser, adviser representative or other financial intermediary. Some or all of (i) the Subscription Fee payable in respect of a holder of Class S Units, Class D Units, Class R-S Units or Class R-D Units’ investment and (ii) the Servicing Fee payable in respect of a holder of Class S Units, Class D Units, Class R-S Units or Class R-D Units’ investment may be allocated to the financial intermediary through which an underlying Limited Partner was placed and/or the financial intermediary which provides ongoing services to such underlying Limited Partner, in each case as determined by the Management Company in its sole discretion. Any amounts allocated in accordance with the foregoing sentence will compensate such representative for any placement, reporting, administrative and/or other services provided to an underlying Limited Partner by such financial intermediary. The receipt of the Subscription Fee or Servicing Fee by a Limited Partner’s financial intermediary will result in a conflict of interest.
Control over valuations that determine fees and performance allocations creates incentives to overstate asset values, with no retroactive adjustment if valuations prove inaccurate. The fair value of all the Fund’s investments will ultimately be determined by the General Partner with the assistance of the Management Company in accordance with the Fund’s organizational documents and Valuation Policy. It will, in certain circumstances, be the case that the NAV of a Fund investment for the purposes of the calculation of the Performance Participation Allocation may not reflect the price at which the investment is ultimately sold in the market, and the difference between the NAV of the investment for the purposes of the calculation of the Performance Participation Allocation and the ultimate sale price could be material. The valuation methodologies used to value the Fund’s investments will involve subjective judgments and projections and may, in certain circumstances, not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuation methodologies may permit reliance on a prior period valuation of particular Fund investments. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond the General Partner’s or the Management Company’s control. There will be no retroactive adjustment in the valuation of any of the Fund’s investments, the offering price at which Units were purchased or sold by Limited Partners or redeemed by the Fund, as applicable, or the amount of the Fund’s fees and expenses to the extent any valuation proves to not accurately reflect the realizable value of an asset in the Fund. The valuation of the Fund’s investments will affect the amount and timing of the Performance Participation Allocation and the amount of the Management Fee and Maintenance Fee payable to the Management Company. The valuation of investments of other TPG funds will, in certain circumstances, affect the decision of potential Limited Partners to subscribe for Units. Similarly, the valuation of the Fund’s investments will, in certain circumstances, affect the ability of TPG to form and attract capital to other TPG funds. As a result, there may be circumstances in which the General Partner or the Management Company is incentivized to defer realization of the Fund’s investments, make more speculative investments, seek to deploy capital in investments at an accelerated pace, hold investments longer and/or the General Partner or the Management Company is incentivized to determine valuations that are higher than the actual fair value of such investments, which generally remains in the sole discretion of TPG. The General Partner and the Management Company may benefit from the Fund retaining ownership of its assets at times when Limited Partners may be better served by the sale or disposition of the Fund’s assets in order to avoid a reduction in its NAV. If the Fund’s NAV is calculated in a way that is not reflective of its actual NAV, then the purchase price of Units or the price paid for the redemption of Units on a given date may not accurately reflect the value of the Fund’s portfolio, and such Units may be worth less than the purchase price or more than the redemption price. In particular, given that the amount of the Fund’s fees will be dependent on the valuation of non-marketable securities, which will be determined by the General Partner with the assistance of the Management Company, the General Partner and the Management Company could be incentivized to value the securities higher than if the Fund’s fees were not based on the valuation of such securities. The foregoing conflicts arising from valuation matters will not necessarily be resolved in favor of the Fund, and Limited Partners may not be entitled to receive notice or disclosure of the occurrence of these conflicts (except as provided above). See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information.
Discretion over leverage arrangements may result in cost and benefit allocations that favor TPG’s compensation while exposing Limited Partners to risks beyond stated guidelines. TPG expects to utilize various forms of leverage in connection with the Fund’s investments and operations. The use of leverage creates the opportunity for greater total returns and allows TPG to better manage the Fund’s cash flows, but at the same time involves risks and potential conflicts of interest. TPG describes certain of the significant risks and conflicts below.
Borrowing By the Fund
TPG expects to cause the Fund to (including on a recourse or non-recourse basis and on a several, joint, joint and several basis, or other cross-collateralized basis) incur indebtedness for any purposes related to the Fund, including to:
•pay Fund expenses (including the Management Fee, Maintenance Fee, and to reimburse the General Partner and Management Company for expenses incurred on the Fund’s behalf);
•make or facilitate new or follow-on investments;
•make payments under guarantee, surety or hedging transactions;
•fund the payment of any withholding or other tax or governmental charge on behalf of or with respect to any Partner;
•fund redemptions of Units; and
•provide funds for distributions.
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
For purposes of determining Aggregate Net Leverage, the General Partner shall use the principal amount of borrowings, and not the valuations of the Fund’s borrowings, and may, in its sole discretion, determine which securities and other instruments are deemed to be cash equivalents. The Fund’s assets or any part thereof, including any accounts of the Fund, may be pledged in connection with any credit facilities or indebtedness. For the avoidance of doubt, the Leverage Guideline does not apply to guarantees of indebtedness, “bad boy” guarantees, preferred financing arrangements, margin loans or other related liabilities that are not recourse indebtedness for borrowed money and accordingly, the Fund’s leverage including these transactions may exceed the Leverage Guidelines.

The Fund may, but is not obligated to, engage in hedging transactions for the purpose of efficient portfolio management. The General Partner and/or Management Company may review the hedging policy of the Fund from time to time depending on movements and projected movements of the relevant currencies and interest rates and the availability of cost-effective hedging instruments for the Fund at the relevant time.
Certain Risks and Costs of Borrowing
Leverage subjects the Fund and its Limited Partners to risks and costs. Borrowings and guarantees by the Fund may be deal-by-deal or on a portfolio basis, and may be on a joint, several, joint and several or cross-collateralized basis (which may be on an investment-by-investment or portfolio wide basis) with other TPG funds, joint venture partners and managers of such joint venture partners or any special purpose vehicles or other entities established by, in connection with, or alongside the Fund and/or any of the foregoing. Such arrangements will not necessarily impose joint and several obligations on such other vehicles that mirror the obligations of the Fund (e.g., the Fund may provide credit enhancement through recourse to assets outside of a loan pool, whereas other vehicles may not provide such enhancement). Such borrowings by the Fund will result in additional partnership expenses that will ultimately be borne by the Limited Partners. As described below, these expenses include interest on the amounts borrowed, unused commitment fees on the committed but unfunded portion of a credit facility, an upfront fee for establishing a credit facility and other one-time and recurring fees and/or expenses as well as legal fees relating to the establishment, structuring and negotiation of the terms of a credit facility, as well as expenses relating to the maintenance, renegotiating or terminating a credit facility. The interest expense of any such borrowings will generally be allocated among the Fund and such other vehicles or funds pro rata (and therefore indirectly to the Limited Partners pro rata) based on principal amount outstanding, but other fees and expenses, including upfront fees and origination costs, could be allocated by a different methodology, including entirely to the Fund. Furthermore, in the case of indebtedness on a joint and several or cross-collateralized basis, the Fund could be required to contribute amounts in excess of its pro rata share of the indebtedness, including additional capital to make up for any shortfall if the other joint and several obligors are unable to repay their pro rata share of such indebtedness. The Fund could lose its interests in performing investments in the event such performing investments are cross collateralized with poorly performing or non-performing investments of the Fund and such other vehicles. The Fund may also be obligated in some circumstances to reimburse co-investors for their losses resulting from cross-collateralization of their investments with assets of the Fund that are in default. Obligations of the Fund due to the cross-collateralization of obligations with other investment vehicles are permitted but not counted against the Fund’s Leverage Guideline. Borrowings under any such facilities (and expenses related thereto) may initially be made with respect to an investment opportunity based on preliminary allocations to the Fund and/or other TPG funds, and such preliminary allocations may be subject to change and may not take into account any excuse rights, investment limits, differences among the relevant entities and other considerations. Although TPG will seek to use leverage in a manner it believes is appropriate, the use of leverage involves a high degree of financial risk. TPG will have significant discretion in negotiating the terms of any leverage or credit facility and reserve the right to agree to terms that are not the most favorable to one or all Limited Partners.
Credit Facility
After the Fund’s Initial Closing, TPG intends to cause the Fund to enter into one or more credit facilities as credit parties. The Fund may enter into and utilize one or more forms of leverage, including net asset value credit facilities. In the following discussion, TPG refers to these facilities collectively as the “credit facility.” TPG will determine, in its capacity as General Partner, the credit facility’s administrative agent, lenders and terms (and any amendment, extension, refinancing, replacement or termination of the credit facility) without seeking the consent of the Limited Partners or the approval of the Independent Directors.
The credit facility will allow revolving borrowings up to a specified principal amount that will be determined based in part on the Fund’s total assets and the lenders’ assessment of the Fund’s creditworthiness. Generally, TPG expects the credit facility to provide for a specified maturity date, but the lenders will have the ability to demand early repayment in the event of a default. The Fund will pay interest on amounts borrowed under the credit facility and will also pay a fee on the undrawn portion of the credit facility. TPG further expects the Fund to pay a one-time fee for establishing the credit facility as well as certain other one-time and recurring fees and/or expenses. Any such borrowing may remain outstanding for such time as the General Partner deems appropriate, potentially including through disposition of certain investments.
Amounts borrowed under the credit facility could be secured by the Fund’s investments. Any Limited Partner claim against the Fund would likely be subordinate to the Fund’s obligations to the creditors under the credit facility. The Fund’s reporting required by the Exchange Act will disclose how much is outstanding under the credit facility as of the end of the period.
The Fund is expected to utilize leverage at the level of one or more portfolio companies or special purpose vehicles formed to invest in or hold one or more portfolio companies, including the incurrence of debt under an asset-based financing or asset-backed or “NAV” facility. These other forms of financing are not restricted by the Partnership Agreements and there are no limitations (whether as to time or amount) on these other forms of financings.
Portfolio Company Leverage
The Fund is expected to invest in portfolio companies whose capital structures have significant leverage. This will increase such portfolio companies’ exposure to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the portfolio companies or their industries. The incurrence of significant indebtedness could also subject portfolio companies to restrictive covenants, terms and conditions, the violation of which would be viewed by creditors as an event of default and which could require the prepayment of debt using excess cash flow. Any such restrictive covenants, terms and conditions could also limit such portfolio companies’ ability to respond to changing industry conditions, make necessary capital expenditures, obtain additional financing, take advantage of growth opportunities or engage in strategic acquisitions.
Special Purpose Vehicle Leverage
A special purpose vehicle TPG forms to hold one or more investments may also engage in borrowing. For example, special purpose vehicles could enter into “NAV” facilities or asset-backed loan arrangements, including a “margin loan,” whereby they borrow money from a bank and pledge the interests in one or more portfolio companies (or other assets) as collateral for the loan, including on a cross-collateralized basis. The special purpose vehicles could then use the loan proceeds for a variety of purposes, including to make investments (including follow-ons in the portfolio companies subject to the loan arrangement or new and unrelated investments), to pay expenses or to distribute the proceeds to the Fund for further distribution to the Partners. Under these arrangements, the special purpose vehicle would typically be subject to a margin call if the value of the underlying assets decreases significantly. In order to meet the margin call, the special purpose vehicle will need additional assets to avoid foreclosure, in which case the Fund could decide to contribute additional capital to the special purpose vehicle to avoid adverse consequences to the investment(s), including foreclosure on the collateral at a lower valuation. This type of leverage may be incurred by a single special purpose vehicle or by multiple vehicles, and may be collateralized by a single investment or multiple Fund investments. Similarly, special purpose vehicles that hold one or more investments (including all of the Fund’s investments) may issue preferred equity or other equity- or debt-like instruments to third parties that have many characteristics of leverage, and use the proceeds thereof for similar purposes. Borrowing pursuant to any such special purpose vehicle financing arrangement, except to the extent such borrowings are directly recourse to the Fund in the ordinary course, would not constitute indebtedness of the Fund for purposes of applying the Leverage Guideline. In connection with such transactions, the General Partner has authority to pledge all or certain of the Fund’s portfolio companies, including on a cross-collateralized basis. Due to the highly collateralized nature of these arrangements, the negative performance of one asset may materially and adversely impact the performance of other investments or the Fund as a whole. Lenders may also foreclose on the relevant assets in the event of default, which could have a material adverse effect on the value of a Limited Partner’s investment in the Fund.
Fund guarantees of portfolio company or Special Purpose Vehicles indebtedness expose Limited Partners to leverage-like risks that are not subject to the Leverage Guidelines. In addition to borrowing by the Fund, TPG expects the Fund to act as guarantor or surety when TPG considers it necessary, appropriate or incidental to the accomplishment of the purposes of the Fund. A Fund guarantee is sometimes beneficial for increasing the availability, type or amount of financing for the borrower or allowing the borrower to negotiate more favorable terms from the lenders. Some examples of how TPG expects to use the Fund guarantees, or other forms of the Fund surety, with respect to the indebtedness of other entities include:
•Portfolio company indebtedness: As described above, portfolio companies will incur indebtedness. The Fund could provide a guarantee of the indebtedness of one or more portfolio companies.

•Asset-based loans: Special purpose vehicles TPG forms to hold one or more investments could incur indebtedness, which may include pledging its investments as collateral for the loan. The Fund could provide a guarantee of this indebtedness.
Often these arrangements are put in place concurrently with the closing of the applicable the Fund investment and can help finance the Fund’s payment of the purchase price of such investment. Other times, these arrangements can be put in place after the investment(s) have been made, often after they have appreciated in value.
While these arrangements present many of the same risks and conflicts associated with borrowings by the Fund, these guarantees and the underlying indebtedness are not subject to the Leverage Guideline.
Deferred payments, earn-outs, indemnities, and similar arrangements expose Limited Partners to leverage-like risks that are not subject to the Leverage Guidelines. In connection with its investing activities, the Fund is permitted to enter into contractual arrangements, including deferred or contingent purchase price payments, staged funding obligations, earn outs, milestone payments or other phased payments or similar arrangements, intercompany loans, equity commitment letters, equity backstop or similar limited guarantees of obligations of any subsidiary and various other forms of credit support, and other contractual undertakings such as indemnification obligations or “bad-boy” guarantees and non-recourse guarantees, completion, lease-up, carry, interest rate or similar guarantees or other industry accepted carve outs with respect to indebtedness (including misapplication of funds, bankruptcy and environmental indemnities) or surety bonds, in each case that obligate the Fund to fund amounts to portfolio companies, special purpose vehicles or other third parties, or any similar arrangements. These arrangements, as well as various other borrowings and other contingent obligations, do not constitute indebtedness under the Leverage Guideline, even though these arrangements pose many of the same risks and conflicts associated with the use of leverage that the caps and other restrictions intend to address.
Discretion over how leverage arrangements are classified and how costs and benefits are allocated among investments directly impacts fee and performance allocation calculations, without any requirement for pro rata or consistent treatment. Leverage arrangements are complex, often involving detailed, multi-party agreements. Moreover, leverage structures available to the Fund, its portfolio companies and related entities will evolve over time, driven by market developments, economic conditions, the Fund’s portfolio of investments, and other factors. From time to time, TPG will need to make a determination whether under the Leverage Guideline each particular leverage structure constitutes borrowing by the Fund, the Fund guarantee of borrowed money, some combination of both, or neither. TPG will make this determination in its discretion and will determine the treatment of each arrangement under the Leverage Guideline in good faith based on its specific terms and structure, in consultation with external legal counsel where appropriate. While TPG seeks to apply a generally consistent framework and approach, the facts and circumstances applicable to each situation are unique and will be determinative.
In addition, leverage arrangements, including borrowing by the Fund and guarantees, “NAV” facilities and other asset-based financings, could have other implications under the Partnership Agreements, and TPG will have the discretion to determine the treatment of such leverage at or below the Fund for various purposes, including the calculation of the Management Fee, Maintenance Fee and Performance Participation Allocation. This is expected to give rise to conflicts of interest. For example, if the Fund (or a special purpose vehicle or other subsidiary of the Fund) enters into an asset-based facility or similar financing that is cross-collateralized across multiple investments of the Fund, TPG will exercise discretion in determining the allocation and treatment of the costs and benefits of such leverage among the relevant investments. In addition, TPG will be entitled to make determinations that impact the calculation of the Management Fee, the Maintenance Fee and the Performance Participation Allocation. For example, allocating leverage proceeds or costs to a particular investment (or investments) can result in earlier or greater amounts of Performance Participation Allocation and/or greater Management Fee and Maintenance Fee than if a different allocation were determined. In addition, in the event of a default under any such leverage arrangement or facility, where the lender forecloses on the pledged assets or exercises other rights with respect thereto, TPG expects to need to determine how to allocate the resulting losses or other impairments among the relevant investments, which will impact calculations of the Management Fee, Maintenance Fee and Performance Participation Allocation. The General Partner will make these allocations and determinations in its discretion, and does not need to make such allocations on a pro rata basis among the cross-collateralized assets. For additional information, see “Item 1. Business— Management Fee” and “—Performance Participation Allocation.”

Joint and several liability and cross-collateralization with affiliated vehicles may require the Fund to repay more than its proportionate share of indebtedness or lose performing assets due to defaults by other obligors. The Fund can borrow (or cause its subsidiaries to borrow) on a joint, several, joint and several, cross-collateralized, cross-defaulted or on any other basis that the General Partner determines is fair and reasonable to the Fund with related vehicles, including any Parallel Investment Entities, special purpose vehicles and vehicles formed to facilitate co-investment, including by TPG employees and affiliated personnel. The Fund and these vehicles can engage in fund- or asset-level financing whereby (i) the Fund and/or such vehicles are jointly responsible on a cross-collateralized basis for the repayment of the financing and/or (ii) the assets of the Fund and/or such vehicles are pledged to secure the financing obtained for the benefit of such other vehicles. While TPG intends for the Fund, where appropriate, to enter into back-to-back agreements with related vehicles in respect of certain types of credit support, or otherwise seek to cause such related vehicles to act in a manner as if such a back-to-back agreement were in place, the Fund would still be subject to the risk of default by such other vehicles. TPG intends to enforce these arrangements for the benefit of the Fund’s Limited Partners, but TPG may not always be able to do so (including if a related vehicle defaults on its obligations to the Fund).
In addition, to the extent multiple assets or investments are pledged to support a single borrowing, whether or not that borrowing constitutes borrowing by the Fund, multiple assets of the Fund will be at risk. As a result, negative performance of a single asset may materially and adversely impact the performance of other Fund investments or the Fund as a whole.
The Fund could utilize its credit facility and enter into other similar arrangements and extensions of credit for the benefit of co-investors (including affiliated co-investors) that invest alongside the Fund in one or more investments. For example, the Fund could draw from a credit facility to fund such co-investor’s pro rata share of an investment or expense related to an investment. TPG has an incentive to cause such co-investment vehicles to engage in these or similar cross-collateralized arrangements, because the commercial terms available to such vehicles would typically be better than those available on a standalone basis.
Similarly, to the extent the Fund and other TPG funds or vehicles invest in the same or related assets, TPG reserves the right to structure the investment financing so that the Fund is jointly and severally liable for the financing with the other TPG funds or vehicles. TPG expects this to arise, for example, if the Fund and another TPG fund were to participate in the same portfolio company and provide a joint and several guarantee for its indebtedness. Joint and several liability could result in the Fund repaying all, or more than its proportionate share, of the indebtedness, exacerbating some of the risks and conflicts described above.
In addition, the Fund is permitted to utilize indebtedness to pay for deposits or other investment expenses and costs in advance of the final determination of the investment allocations among the Fund, other TPG funds and co-investors (including affiliated co-investors). In such a circumstance, the Fund would be subject to risk of default by the other party. Similarly, the Fund is permitted to utilize indebtedness for purposes of warehousing co-investment opportunities.
Fund borrowing or guarantees may create UBTI or other adverse tax consequences for tax-exempt and non-U.S. Limited Partners. TPG expects the Fund to borrow funds, directly or indirectly, including to make investments in portfolio companies. To the extent the Fund borrows or is deemed to borrow for U.S. federal income tax purposes, it may hold debt-financed property that may produce UBTI for a tax-exempt Limited Partner. In addition, to the extent the Fund guarantees the borrowing of a portfolio company, the provision of such guarantee and the receipt (or deemed receipt) of guarantee fees may create additional risk of UBTI for tax-exempt Limited Partners.
U.S. federal income tax impact of any Fund-related borrowing or financing with respect to their investment in the Fund. A Fund guarantee of portfolio company borrowing may also, in certain cases, create the risk of adverse tax consequences for non-U.S. Limited Partners. For example, the IRS could assert that any compensation received by the Fund for such guarantees should be treated as ECI or commercial activity income (“CAI”), each as defined for U.S. federal income tax purposes, or be subject to withholding taxes. The General Partner intends to evaluate the facts and circumstances of any such guarantees in order to mitigate the risks associated with such structures.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
T-POP’s business is highly dependent on the communications and information systems of our General Partner, its affiliates and third-party service providers. Our General Partner is an affiliate of TPG, a leading global alternative asset management firm. We, in conjunction with our General Partner and its affiliates, have adopted processes designed to identify, assess and manage material risks from cybersecurity threats. These processes include risk assessments of internal and external threats to the confidentiality, integrity and availability of T-POP’s data and systems along with other material risks to firm operations.
These risk assessments inform our cybersecurity program and the continued development of a layered set of controls aimed at preventing, detecting and responding to threats. TPG’s administrative, organizational, technical and physical security controls include, but are not limited to, policies and procedures, system hardening vulnerability scanning and patching, employee training and awareness, third-party risk management processes, backup and recovery processes, access controls, data encryption in transit and at rest, network perimeter controls and identity verification. When our General Partner or the Management Company engages service providers who will have access to sensitive data or TPG's systems and facilities, TPG's cybersecurity team assesses each service provider’s administrative and technical security controls. In addition, as appropriate, we seek to include provisions in its service provider agreements that address its and TPG's requirements as well as industry best practices related to data and cybersecurity, as well as the rights of T-POP and TPG to assess, monitor, audit and test such service providers’ cybersecurity programs and practices.
TPG also has policies and controls in place designed to detect and respond to cybersecurity events, including an incident response plan, an incident response team with dedicated roles and responsibilities for assessing and responding to a cybersecurity event, system logging and ongoing monitoring, and periodic training exercises simulating cybersecurity events that are designed to raise awareness and test our team’s response readiness capabilities.
The nature, scope and effectiveness of these controls are regularly reviewed through a series of internal and external processes. The Cybersecurity team performs both automated monitoring on a continuous basis and manual reviews of key controls. TPG has informed us that it also conducts annual assessments of our cybersecurity program using industry standard cybersecurity frameworks, such as the NIST Cybersecurity Framework, as benchmarks to perform its evaluation. This does not imply that TPG, its affiliates or we fully meet any particular industry standards, specifications or requirements. In addition, independent reviews of our cybersecurity control effectiveness are conducted by TPG’s Internal Audit team on a periodic basis. We also engage external providers to conduct periodic external assessments, including penetration testing.
Governance
TPG has established an Enterprise Risk Committee (“ERC”) to manage overall risk across the organization including cybersecurity risks identified by TPG’s Cybersecurity team; the ERC includes representatives from relevant functions and is led by TPG’s Chief Executive Officer. TPG has also established an Operational Risk Committee (“ORC”) which is responsible for applying the policy decisions of the ERC. Operational responsibility for ensuring the adequacy and effectiveness of our General Partner’s risk management, control and governance processes is assigned to TPG’s Chief Information Security Officer (“CISO”), who periodically reports, among other things, potentially material cybersecurity incidents to the ORC and reports to the ERC at least annually. TPG’s Cybersecurity team also regularly coordinates with other key stakeholders within the organization, including compliance, human resources, internal audit and legal.
The CISO leads TPG’s Cybersecurity team, which is responsible for implementing, maintaining and enforcing our cybersecurity program. TPG’s CISO previously held various leadership roles within the Technology Risk department of one of the world’s largest banking institutions over a 17-year period. TPG has informed us that the CISO holds a Bachelor of Science in Electrical Engineering and Mathematics from the University of Texas at Arlington and is a Certified Information Systems Security Professional (CISSP). TPG’s Cybersecurity team possesses a variety of cybersecurity skill sets and extensive expertise obtained through decades of experience, numerous industry certifications, and advanced degrees. TPG’s Cybersecurity team continues to take steps to maintain up-to-date knowledge of evolving cybersecurity threats and countermeasures.

The Audit Committee of T-POP’s Board of Directors engages in regular discussions with management regarding T-POP’s financial risk exposures and the measures implemented to monitor and control these risks. The Audit Committee is brief on our General Partner’s information security program and cybersecurity risks periodically and as needed in connection with any potentially material cybersecurity incidents. The CISO reports at least annually to the Audit Committee and such report may address overall assessment of T-POP’s compliance with this and other cybersecurity policies, including risk assessment, risk management and control decisions, service provider arrangements, test results, security incidents and responses, and recommendations for changes and updates to policies and procedures.
As of the date of this report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. Cyber criminals do, however, target TPG and its employees and vendors. Ongoing or future attacks such as these could have impacts on TPG’s operations. For additional information on these ongoing risks please refer to “Part 1. Item 1C. Cybersecurity, such as ransomware or systems disruptions, could result in the loss of data, interruptions in the Fund’s business and damage to the Fund’s reputation, and subject the Fund to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on the business and results of operations of the Fund”.
Item 2. Properties
The Fund’s corporate headquarters are located at 301 Commerce Street, Suite 3300, Fort Worth, TX 76102, and are provided by the General Partner and Management Company. The Fund believes that its office facilities are suitable and adequate for its business as it is contemplated to be conducted.
Item 3. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, we were not involved in any material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Registrant’s Units are offered and sold in transactions exempt from registration under the 1933 Act under Section 4(a)(2) and Regulation D. There is no public market for the Registrant’s Units.
Because the Registrant’s Units are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. The Registrant’s Units may not be sold or transferred (i) except as permitted under the Registrant’s Partnership Agreement and (ii) unless the Units are registered under applicable securities laws or specifically exempted from registration. Accordingly, an investor must be willing to bear the economic risk of investment in the Units unless and until the Registrant accepts their repurchase or transfer. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Units may be made except by registration of the transfer on the Registrant’s books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Units and to execute such other instruments or certifications as are reasonably required by the Registrant.
Holders
As of December 31, 2025, the Fund had the below number of holders of each outstanding class of Units:

Class	Number of Holders
Class R-S	1,603
Class R-I	573
Class F	7
Class R-D	3
Calculation of Net Asset Value
The NAV for each Class was first determined as of the end of the first full month after the Initial Closing. Thereafter, TPG (being, for the purposes of this section, the General Partner, as assisted by the Management Company and others as described herein) calculates the NAV for each Class monthly.
The NAV for each Class is based on the month-end values of Investments (including Debt and Other Securities), the addition of the value of any other assets (such as cash on hand) (together, “Total Assets”), and the deduction of applicable liabilities, including the allocation/accrual of the Management Fee, Performance Participation Allocation and the Maintenance Fee and the deduction of expenses attributable to certain Classes, such as the applicable Servicing Fee, in each case attributable to such Class, in all cases as described in this Form 10-K and determined in accordance with the Valuation Policy adopted for the Fund. From time to time, TPG may adopt non-material changes to the Valuation Policy in its sole discretion and material changes with the approval of the Independent Directors. The General Partner only intends to give notice to Limited Partners through its public filings and otherwise only to the extent that such change is viewed by the General Partner in its discretion, as a whole together with all such changes, as having a material adverse effect in the aggregate on the Limited Partners of the Fund.
The monthly NAV per Unit for each Class will generally be available by the 20th Business Day of the following month (e.g., the NAV for October 31st will generally be available around November 30th). Each Class of Units may have a different NAV per Unit because of different Servicing Fees, Management Fee and Performance Participation Allocation attributable to such Class.

Notwithstanding anything herein to the contrary, TPG may in its discretion, but is not obligated to, consider material market data and other information (as of the applicable month-end for which NAV is being calculated) that becomes available after the end of the applicable month in valuing the Fund’s assets and liabilities and calculating its NAV. The General Partner may, but is not obligated to, suspend the determination of NAV and/or the Fund’s offering and/or repurchases where (i) the circumstances so require and (ii) the suspension is reasonably determined to be in the best interests of Limited Partners, and any such suspension requires the approval of the Independent Directors. Any such suspension shall be notified to the affected Limited Partners.
The General Partner may suspend or modify the Redemption Program if in its reasonable judgment it deems such action to be in the Fund’s best interest or the best interest of Limited Partners, including, but not limited to, for regulatory or structuring reasons or as necessary to ensure that the Fund is not subject to tax as a corporation; provided that any such suspension or material modification requires approval of the Independent Directors.
Valuation Methodology
The Fund’s Investments are valued at fair value in a manner consistent with U.S. GAAP, including Accounting Standards Codification Topic 820, Fair Value Measurement. TPG refers to this accounting standard simply as “ASC 820.”
In general, ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). ASC 820 also sets a framework for measuring fair value and requires the inclusion in financial statements of certain disclosures about fair value measurements.
ASC 820’s framework establishes a hierarchy that prioritizes and ranks the level of observability of inputs used to measure investments at fair value. A number of factors can affect the observability of an input, including the type of investment to which it relates, the investment’s characteristics, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I inputs) and the lowest priority to unobservable inputs (Level III inputs). Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets typically have a higher degree of input observability and therefore require a lesser degree of judgment when determining their fair value.
The three levels of ASC 820’s fair value hierarchy are as follows:
•Level I - Pricing inputs are unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date.
•Level II - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the measurement date, and fair value is determined through the use of models or other valuation methodologies. The types of financial instruments generally classified in this category include securities with less liquidity traded in active markets, securities traded in other than active markets, corporate bonds and loans, and government and agency securities.
•Level III - Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input (with Level III being the lowest) that is significant to the fair value measurement in its entirety. TPG’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the financial instrument.

TPG applies ASC 820 to the Fund’s investments as follows:
Equity Investments
Fair Value of Investments or Instruments that are Exchange Traded
Securities that are exchange traded and for which a quoted market exists will be valued at the closing price of such securities in the principal market in which the security trades, or in the absence of a principal market, in the most advantageous market on the valuation date. When a quoted price in an active market exists, no block discounts or control premiums are permitted regardless of the size of the public security held. In some cases, securities will include legal restrictions limiting their purchase and sale for a period of time, such as may be required under SEC Rule 144. A discount to publicly traded price may be appropriate in those cases; the amount of the discount, if taken, shall be determined based on the time period that must pass before the restricted security becomes unrestricted or otherwise available for sale.
Fair Value of Investments or Instruments that are not Exchange Traded
In the absence of observable market prices, TPG values its investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist. TPG’s determination of fair value is then based on the best information available in the circumstances and may incorporate management’s own assumptions and involve a significant degree of judgment, taking into consideration a combination of internal and external factors.
TPG will consider the Fund’s recent purchase transaction value as a strong indicator of fair value and, as such, may continue to carry the investment at its transaction value for the first several reporting periods following the making of the investment, absent extraordinary factors. When TPG determines the fair value, it updates the prior month-end valuation by incorporating latest available data, including values provided by external valuation firms, as well as any cash flow activity related to the investment during the month, updated quarterly financials, where applicable, and market movement.
TPG’s methodology for determining the fair values of investments in operating companies are either the income approach, market approach, or both:
•A market approach is a valuation technique that provides an estimation of the fair value of a business based on market prices in actual or anticipated transactions and on asking prices for similar businesses. The valuation process is based on a comparison and correlation between the subject company and other comparable companies, transactions, and/or market data points. Consideration is given to various factors to arrive at an estimation of the fair value of the subject business.
•The Comparable Company method is a valuation technique where reliance is placed on valuation multiples of comparable companies. Comparable companies are selected based on criteria such as, but not limited to, comparable industry and similar fundamentals and stage of development. Premiums or discounts may be applied to the comparable company’s multiples, if deemed reasonable, typically to calibrate the multiple to a recent deal price.
•The Comparable Transaction method is a valuation technique where reliance is placed on valuation multiples from comparable transactions. Comparable transactions are selected based on criteria such as comparable industries, similar fundamentals, and stage of development, among other considerations.
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

•Depending on the facts and circumstances associated with the investment, different methodologies may be used including option value, contingent claims or scenario analysis, yield analysis, projected cash flow through maturity or expiration, probability weighted methods or recent round of financing.
Fund Investments
TPG’s valuation of investments in affiliated or unaffiliated investee funds (“Investee Funds’) where the Investee Fund is accounted for as an investment company using NAV as a practical expedient generally use the latest capital account statement received from the unaffiliated GP as a starting baseline. Such information received by the unaffiliated GP is typically one quarter behind the valuation date for the relevant Firm client.
In instances where the NAV per unit of the Underlying Fund differs from the Firm’s measurement date, the Deal Team and Portfolio Management Team would consider whether an adjustment to the most recently provided NAV per unit is necessary. The objective of any adjustment is to estimate a NAV for the investment that is calculated in a manner consistent with the measurement principles of FASB ASC 946 as of the Firm’s measurement date. The Firm may request the unaffiliated GP provide a supplemental NAV calculation consistent with the measurement principles of FASB ASC 946 as of its measurement date or adjust the reported NAV for factors that could cause it to differ from the NAV at the measurement date.
Debt and Other Securities
The fair values of certain debt positions are generally determined on the basis of prices between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments and various relationships between investments. Specifically, for investments in distressed debt and corporate loans and bonds, the fair values may be determined with a variety of valuation techniques, including a discounted cash flow method, option pricing analysis, scenario analysis, or probability weighted methods.
TPG may also choose to incorporate a secondary methodology, generally used to corroborate the results of the initial approach. Depending on the facts and circumstances different primary and secondary methodologies may be used including, an option pricing analysis, contingent claims or scenario analysis, or yield analysis.
Valuation Procedures
TPG will follow established procedures each month in conducting valuations of the Fund’s investments. The rigor of its procedures is intended to ensure consistent application across investments of U.S. GAAP and its valuation policies. There are three key groups of TPG professionals engaged in the valuation process. For example, the monthly, quarterly, and annual valuation processes are facilitated and managed by the TPG “valuation team” with significant participation from the respective investment-specific “deal team” and TPG’s “global valuation committee” and the respective “subcommittee” (collectively, the “valuation committees”). The following describes the responsibilities of the various parties involved in valuation determinations for Equity Investments:
•An investment-specific “deal team,” which is charged generally with monitoring the relevant portfolio company, preparing the valuation analysis, making an initial valuation recommendation to the TPG “valuation team” and amending the valuation based on the input from the other participants in the valuation process.
•The TPG “valuation team,” together with an external valuation firm, will initiate and manage the valuation process by sending standardized valuation templates and/or valuation surveys to deal teams, review each proposed quarterly valuation for completeness and consistency across periods and the Fund’s portfolio, providing feedback and analysis to the investment-specific “deal team” and the “valuation committees” where appropriate, and administer its valuation policy generally.

•The “valuation committees” will review a majority of proposed Fund valuations, including the valuation methodology underlying each investment, suggest changes when warranted and give the final approval on all Fund valuations. Each subcommittee comprises senior product and firm leadership. The valuations are aggregated and significant matters are presented for final approval by TPG’s global valuation committee, which comprises senior employees. The valuation committees will also establish a valuation policy and help ensure its consistent application together with the valuation team.
The following describes the responsibilities of the various parties involved in valuation determinations for Debt and Other Securities:
•An investment-specific “deal team,” which is charged generally with reviewing policy prices in order to determine if such price is consistent with information currently available to them in the marketplace, and providing an override price if applicable.
•The TPG “valuation team,” will collect, review, and analyze external pricing data before providing a “policy price” to the deal team. As part of its analysis, the TPG “valuation team” will establish reasonable procedures for testing the reliability and accuracy of the external pricing data it receives. If applicable, the Valuation Team will determine whether an override is appropriate, and the group has the authority to accept or reject an override.
•The “valuation committees” oversee the valuation process and reviews and approves any exceptions. Each subcommittee comprises senior product and firm leadership. The valuations are aggregated and significant matters are presented for final approval by TPG’s global valuation committee, which comprises senior employees. The valuation committees will also establish a valuation policy and help ensure its consistent application together with the valuation team.
TPG will also engage independent third parties to review its periodic valuations, as well as advise on valuation policy more generally. In particular:
•When making fair value determinations for assets that do not have a reliable, readily available market price, TPG will engage one or more independent valuation firms to assess if its fair value estimates are reasonable (“positive assurance”) as of the relevant measurement date. It is expected that positive assurance will be sought on all Level III Equity Investments that the Fund has held for at least one full quarter on a monthly basis. In addition, TPG may seek additional positive assurance or valuation ranges on the Registrant’s assets at TPG’s discretion. In performing their services, the valuation firms will rely on information provided by TPG without independent verification and such services will not constitute or include a determination of actual fair value, an audit, a solvency opinion, or a fairness opinion of any type and should not be relied upon as such.
TPG is ultimately responsible for determining the fair value of all applicable investments in good faith in accordance with the Fund’s valuation policies and procedures. A service provider may be replaced at any time, in accordance with agreed-upon notice requirements, by TPG with notice to the Independent Directors.
Subject to the approval of the Independent Directors for material deviations, the General Partner and/or any director or officer of the General Partner and/or the Management Company (as applicable) may permit deviations from the Fund’s Valuation Policy where they consider it to be appropriate, acting always in accordance with applicable laws, regulations and rules applicable to each Partnership.
Liabilities
With respect to each Class, TPG will include the fair value of such Class’s pro rata portion of the Fund’s liabilities as part of the Class’s monthly NAV calculation. These liabilities are expected to include the fees payable to the Management Company, any accrued Performance Participation Allocation, accounts payable, accrued operating expenses, fund level borrowings and other liabilities. All of the Fund’s borrowings will be held at cost. All other liabilities will generally be valued using widely accepted methodologies specific to each type of liability.

The Management Company will advance all of the Fund’s Organizational and Offering Expenses on the Fund’s behalf (other than Subscription Fees and Servicing Fees) through the first anniversary of the Initial Closing. The Fund will reimburse the Management Company for such advanced Organizational and Offering Expenses within 12 months following the first anniversary of the Initial Closing. For purposes of calculating the Fund’s NAV for purchases or repurchases of Units (but not for U.S. GAAP financial reporting purposes), (i) the Organizational and Offering Expenses paid by the Management Company through the first anniversary of the Initial Closing will be amortized and recognized as a reduction to NAV over a 60 month period following the first anniversary of the Initial Closing, and (ii) tax liabilities of certain Intermediate Entities that are not expected to be realized for tax purposes due to the expected structure of the divestment of the associated underlying Investment may not be recognized as a reduction to NAV (although tax liabilities of those same Intermediate Entities may be taken into account in determining the fair value of the associated underlying Investment), in each case in TPG’s discretion. In addition to the Management Company’s advancement of Organizational and Offering Expenses, the Management Company may, in its discretion, forgo all or a portion of its Management Fees and/or pay, absorb or advance certain expenses to be borne by the Fund.
For purposes of calculating a monthly NAV, the Servicing Fee for each applicable Class of Units will be calculated by multiplying the accrued monthly Servicing Fee rate (1/12th of the total annual Servicing Fee rate for each applicable Class of Units) by the aggregate NAV of such Class of Units for that month, after adjustment for any net portfolio income or loss, unrealized/realized gains or losses on assets and liabilities, Management Fee, Performance Participation Allocation accrual and Maintenance Fee.
Effect of Treatment of Subscription Fee and Servicing Fee
The Subscription Fee and Servicing Fee apply only to Class S Units, Class D Units, Class R-S Units and Class R-D Units. Subscription Fees shall be paid by the applicable Limited Partners outside of their investments in the Fund and will not impact the Fund’s NAV. For purposes of calculating the Fund’s NAV for purchases or repurchases of Units (but not for financial reporting purposes), the Fund recognizes the Servicing Fee as a reduction to NAV on a monthly basis as such fee is paid. Under the U.S. GAAP, the Fund accrues the cost of the Servicing Fee for the estimated life of the relevant Units at the time the Fund sells Class S Units, Class D Units, Class R-S Units and Class R-D Units.
Distributions
The Fund may declare distributions from time to time as authorized by the General Partner. The Fund expects to primarily redeploy any proceeds or current income generated from Investments, into additional Investments, or otherwise use for the liquidity needs of the Fund.
Any distributions the Fund makes are at the sole discretion of the General Partner, considering factors such as earnings, cash flow, capital needs, taxes and general financial condition and the requirements of applicable law. As a result, the Fund’s distribution rates and payment frequency may vary from time to time. There is no assurance the Fund will pay distributions in any particular amount, if at all.
Limited Partners of record as of the record date will be eligible for distributions declared. The per Unit amount of distributions on Class S Units, Class D Units, Class I Units, Class R-S Units, Class R-D Units, Class R-I Units and Class F Units may differ if different Class-specific fees and expenses are deducted from the gross distributions for each Class. The Fund has adopted an “opt out” distribution reinvestment plan for investors. As a result, in the event of a declared cash distribution, each investor that has not “opted out” of the distribution reinvestment plan will have their distributions automatically reinvested in additional Units rather than receive cash distributions. See “Item 1. Business—Distribution Reinvestment Plan.”
Item 6. (Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In this Annual Report on Form 10-K, or this "report," we refer to TPG Private Equity Opportunities, L.P. and its consolidated subsidiaries as "we," "us," the "Fund," "T-POP," or "our," unless we specifically state otherwise or the context indicates otherwise. We refer to our investment adviser, T-POP Management Company, LLC, as the “Management Company” and we refer to the direct parent company of the Management Company, TPG Solutions Advisors, LLC., as "Solutions Advisors."
Overview
On June 2, 2025, TPG launched the T-POP Fund Complex, TPG’s perpetual private equity solution for eligible individual investors, that provides greater access to TPG’s private equity platform. Our investment objectives are to deliver medium- to long-term capital appreciation and, to a lesser extent, generate modest current income. T-POP is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic redemption offers, which we believe enables investors to better manage exposure to the private equity asset class and achieve the potential benefits of compounding returns.
We invest primarily in privately negotiated, equity-oriented investments (“Private Equity Investments”), leveraging the talent and investment capabilities of TPG’s private equity platform (the “PE Platform”) to create an attractive portfolio of alternative investments diversified across geographies and sectors. Our General Partner and our Management Company are affiliates of TPG.
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
Recent Developments
For the year ended December 31, 2025, the T-POP Fund Complex completed purchases of investments that were warehoused (the “Warehoused Investments”) by various affiliated entities of the General Partner for $400.5 million. Additionally, the T-POP Fund Complex directly purchased $653.8 million of investments during the year. As of December 31, 2025, the T-POP Fund Complex’s portfolio consists of 40 closed Private Equity Investments. As of December 31, 2025, the T-POP Fund Complex holds $171.0 million in money market funds.

Performance Summary
The total returns by each class of Investor Units are as follows:

December 31, 2025
Unit Class	Inception To Date Total Return
Class R-I Units	23.14%
Class R-S Units	22.51%
Class R-D Units	16.82%
_______________
•Inception to date return is from June 2, 2025 for Class R-I and Class R-S. The inception to date return for Class R-D is from July 01, 2025.
•Returns shown reflect the percent change in the Transactional NAV per unit from the beginning of the applicable period, plus the amount of any distribution per unit declared in the period. Returns shown are reflective of each unit class and not of an individual investor. The Fund believes total return is a useful measure of overall investment performance of our Units.

Investment Portfolio Composition
The charts below present the diversification of the T-POP Fund Complex’s portfolio companies by strategy, sector and geography based on the fair value of our Private Equity Investments as of December 31, 2025. The T-POP Fund Complex’s investments into funds managed by TPG are presented on a look-through basis with respect to underlying portfolio companies.
_______________
•% of fair value represents T-POP Fund Complex’s sum of Investments at Fair Value and Affiliated Investee Funds.
•Geography is generally based on the region where each investment is headquartered.

As of December 31, 2025, the T-POP Fund Complex’s top 10 Private Equity Investments, based on fair value, were:

Company	Strategy	Geography	Sector
Creative Planning	Buyout	N. America	Business Services
Surescripts	Buyout	N. America	Healthcare
AvidXchange Holdings Inc	Buyout	N. America	Technology
Pike	Buyout	N. America	Energy Transition
Intersect Power(1)	Growth	N. America	Energy Transition
DirecTV	Buyout	N. America	Technology
Aven Hospitality	Buyout	N. America	Technology
Novotech	Buyout	Asia & Australia	Healthcare
Heritage Golf	GP-Led Secondaries	N. America	Consumer
Irth Solutions	Buyout	N. America	Technology
_______________
•Investments in unaffiliated and affiliated investee funds are presented on a look-through basis with respect to the underlying portfolio company.
(1)This investment had a partial realization subsequent to December 31, 2025.

Supplemental Schedule of Investments
T-POP invests all or substantially all of its assets in the Aggregator. The Aggregator, then in turn, invests all or substantially all of its assets in the T-POP Investment Holdings Entities which hold (directly or indirectly) investments in private equity strategies. The following Schedule of Investments presents the T‑POP Fund Complex’s holdings on a look‑through basis as of December 31, 2025. Investments held by the T-POP Investment Holdings Entities are shown based on the T-POP Fund Complex’s proportional ownership to provide a comprehensive view of the underlying investment exposure by sector and geography based on the fair value of the underlying investments as of December 31, 2025 ($ in thousands).

Issuer	T-POP Investment Holdings Entity	Core Sector	Geography(a)	Valuation Level	Fair Value ($)(c)	Fair Value as Percentage of Net Assets (%)(d)
Portfolio Companies
Consumer Services
Other Investment in Portfolio Company(b)	T-POP Investment Holdings I, L.P.	Consumer	N. America	Level III	$26,411	1.9%
Total Consumer Services					26,411	1.9%

Energy Transition
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Energy Transition	N. America	Level III	54,306	3.9%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Energy Transition	Europe	Level III	6,652	0.5%
Total Energy Transition					60,958	4.4%

Financial Services
Creative Planning	T-POP Investment Holdings I, L.P.	Business Services	N. America	Level III	111,763	8.1%
Other Investments in Portfolio Companies(b)	T-POP Investment Holdings IV, L.P.	Business Services	N. America	Level III	55,984	4.1%
Total Financial Services					167,747	12.2%

Health Care Equipment & Services
Other Investment in Portfolio Company(b)	T-POP Investment Holdings I, L.P.	Healthcare	N. America	Level III	63,056	4.6%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Healthcare	N. America	Level III	6,737	0.5%
Other Investments in Portfolio Companies(b)	T-POP Investment Holdings III, L.P.	Healthcare	Asia	Level III	13,686	1.0%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings IV, L.P.	Healthcare	N. America	Level III	20,448	1.5%

Issuer	T-POP Investment Holdings Entity	Core Sector	Geography(a)	Valuation Level	Fair Value ($)(c)	Fair Value as Percentage of Net Assets (%) (d)
Other Investment in Portfolio Company(b)	T-POP Investment Holdings IV, L.P.	Healthcare	Asia	Level III	14,393	1.0%
Total Health Care Equipment & Services					118,320	8.6%

Media & Entertainment
Other Investment in Portfolio Company(b)	T-POP Investment Holdings I, L.P.	Technology	N. America	Level III	52,206	3.8%
Total Media & Entertainment					52,206	3.8%

Pharmaceuticals, Biotechnology & Life Sciences
Other Investment in Portfolio Company(b)	T-POP Investment Holdings III, L.P.	Business Services	Asia	Level III	49,931	3.6%
Total Pharmaceuticals, Biotechnology & Life Sciences					49,931	3.6%

Software & Services
Other Investments in Portfolio Companies(b)	T-POP Investment Holdings I, L.P.	Technology	N. America	Level III	106,930	7.7%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings I, L.P.	Technology	Europe	Level III	38,666	2.8%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Technology	N. America	Level III	20,035	1.5%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings III, L.P.	Technology	N. America	Level III	23,824	1.7%
Other Investment in Portfolio Companies(b)	T-POP Investment Holdings III, L.P.	Technology	Asia	Level III	24,948	1.8%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings IV, L.P.	Technology	N. America	Level III	40,004	2.9%
Other Investment in Portfolio Companies(b)	T-POP Investment Holdings V, L.P.	Technology	N. America	Level III	84,902	6.1%
Total Software & Services					339,309	24.5%

Issuer	T-POP Investment Holdings Entity	Core Sector	Geography(a)	Valuation Level	Fair Value ($)(c)	Fair Value as Percentage of Net Assets (%) (d)
Utilities
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Energy Transition	Europe	Level III	29,992	2.2%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Energy Transition	N. America	Level III	55,002	4.0%
Total Utilities					84,994	6.2%

Total Portfolio Companies (Cost $582,849 North America, $65,515 Europe, $99,148 Asia)					899,876	65.2%

Unaffiliated Investee Funds
Consumer Services
Other Investment in Unaffiliated Investee Fund(b)	T-POP Investment Holdings VII, L.P.	Consumer	N. America	NAV	41,161	3.0%
Other Investment in Unaffiliated Investee Fund(b)	T-POP Investment Holdings III, L.P.	Consumer	Asia	NAV	3,850	0.3%
Other Investment in Unaffiliated Investee Fund(b)	T-POP Investment Holdings VII, L.P.	Consumer	Europe	NAV	32,452	2.3%
Total Consumer Services					77,463	5.6%

Health Care Equipment & Services
Other Investment in Unaffiliated Investee Fund(b)	T-POP Investment Holdings VII, L.P.	Healthcare	Europe	NAV	14,080	1.0%
Total Health Care Equipment & Services					14,080	1.0%

Issuer	T-POP Investment Holdings Entity	Core Sector	Geography(a)	Valuation Level	Fair Value ($)(c)	Fair Value as Percentage of Net Assets (%) (d)
Software & Services
Other Investments in Unaffiliated Investee Funds(b)	T-POP Investment Holdings VII, L.P.	Technology	N. America	NAV	55,943	4.1%
Other Investments in Unaffiliated Investee Fund(b)	T-POP Investment Holdings VI, L.P.	Technology	N. America	NAV	9,489	0.7%
Other Investments in Unaffiliated Investee Fund(b)	T-POP Investment Holdings VI, L.P.	Technology	Europe	NAV	30,535	2.2%
Total Software & Services					95,967	7.0%

Total Unaffiliated Investee Funds (Cost $90,537 North America, $75,949 Europe, $2,517 Asia)					187,510	13.6%

Affiliated Investee Funds
Financial Services
Growth VI	T-POP Investment Holdings IV, L.P.	Various	N. America	NAV	79,604	5.8%
Total Financial Services					79,604	5.8%

GP-Led Secondaries
Other Investments in Affiliated Investee Fund(b)	T-POP Investment Holdings VII, L.P.	Various	N. America	NAV	54,258	3.9%
Total GP-Led Secondaries					54,258	3.9%

Total Affiliated Investee Funds (Cost $114,168 North America)					133,862	9.7%

Total Investments (Cost $787,554 North America, $141,464 Europe, $101,665 Asia)					1,221,248	88.5%

Issuer	T-POP Investment Holdings Entity	Core Sector	Geography(a)	Valuation Level	Fair Value ($)(c)	Fair Value as Percentage of Net Assets (%) (d)
Derivative Instruments
Derivative Asset	T-POP Investment Holdings II, L.P.				69	—%
Derivative Asset	T-POP Investment Holdings IV, L.P.				566	—%
Derivative Liability	T-POP Investment Holdings I, L.P.				(1,145)	(0.1)%
Derivative Liability	T-POP Investment Holdings III, L.P.				(173)	—%
Derivative Liability	T-POP Investment Holdings VII, L.P.				(238)	—%
Total Derivative Instruments (Cost $—)					(921)	(0.1)%

Total Investments (Cost $787,554 North America, $141,464 Europe, $101,665 Asia)					$1,220,327	88.4%
_______________
(a)Europe includes Europe and Middle East; Asia includes Asia and Australia.
(b)There were no single investments included in this category that exceeded 5% of net assets.
(c)The amounts presented reflect the T‑POP Fund Complex’s proportionate interest in the Aggregator’s investment portfolio on a look‑through basis. As of December 31, 2025, T‑POP held a 76.1% ownership interest in the Aggregator. The remaining interest was held by a Parallel Investment Entity.
(d)Net Assets used to calculate the percentage pertains to the Net Assets of the Aggregator allocated to the T-POP Fund Complex.

Line of Credit
On August 26, 2025, a subsidiary of the Aggregator entered into an unsecured, uncommitted Line of Credit with TPG Operating Group II, L.P., an affiliate of the Fund. The facility provides the Aggregator with a maximum borrowing capacity of up to $250.0 million in aggregate principal amount. See Note 5 - Line of Credit Arrangement within the Notes to Consolidated Financial Statements of the Aggregator for additional information.
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
2025 was marked by significant volatility and rapid shifts in market sentiment, driven primarily by trade policy developments, monetary policy adjustments, geopolitical tensions and evolving macroeconomic indicators. The year began with heightened uncertainty due to sweeping tariffs announced by the U.S. administration in the first half, which triggered sharp selloffs across equity, credit and commodities. However, as the year progressed, softening of these policies combined with resilient corporate earnings and moderating inflation contributed to a recovery in risk assets and a generally positive market tone in the latter half. While the 2025 calendar year concluded with relative market strength, the first few months of 2026 have been characterized by heightened volatility across asset classes. This volatility has been most pronounced in sectors perceived to be susceptible to structural disruption or labor displacement resulting from advancements in artificial intelligence. Although broader market indices remain mixed year-to-date through February, these concerns have led to a significant divergence in performance, evidenced by a 21% decline in the S&P Software and Services industry group.
In U.S. equities, the S&P 500, Nasdaq and Dow Jones Industrial Average posted sharp losses in the first quarter amid trade-related uncertainty, but rebounded sharply in the second and third quarters on strong earnings and thematic growth in artificial intelligence and data center investments. For the full year, the S&P 500 returned 16.4%, the Dow Jones Industrial Average 13.0% and the NASDAQ Composite 20.4%. Communication Services, Information Technology and Industrials sectors outperformed with annual returns of 32.4%, 23.3%, and 17.7% respectively. Real Estate, Consumer Staples and Energy were relative laggards, returning (0.3%), 1.3% and 5.0%, respectively. Volatility, as measured by the CBOE Volatility Index, spiked in early 2025 but moderated significantly by year-end and closed the year slightly lower on a year-over-year basis. Global equity markets performed in-line or better with U.S. returns, with the MSCI Europe Index rising 16.3%, the MSCI Asia Pacific Index gaining 25.3% and the MSCI World Index rising 19.5% for 2025.
Inflation stabilized throughout 2025, though remains stubbornly above the Federal Reserve's 2.0% target. The November Consumer Price Index (“CPI”) was up 2.7% year-over-year, with core CPI, which excludes food and energy, rising slightly lower at 2.6%. The labor market showed signs of weakening as the year progressed. Non-farm payroll additions averaged approximately 111,000 in the first quarter but turned negative in several months during the second half of the year, including a decline of 105,000 jobs in October. The Unemployment Rate ticked up slightly over the course of the year, standing at 4.6% as of November 2025 versus 4.0% as of January 2025. U.S. GDP contracted at a 0.6% annualized rate in Q1, increased 3.8%, 4.3% and 1.4% in Q2, Q3, and Q4 2025, respectively.
Amid the economic backdrop and cooling labor market, the Federal Reserve lowered interest rates by 0.25% at September, October, and December FOMC meetings bringing cumulative rate cuts for 2025 to 0.75% compared with the 1.00% of cuts in 2024. Following the most recent cut, the Federal Funds target range is 3.75% to 4.00%.
The U.S. Treasury yield curve steepened in 2025, nearly erasing the inversion that had persisted since 2022. Long-term yields climbed while short-term yields declined, influenced by concerns over the U.S. budget deficit and tariff-driven inflation at the long end, and Federal Reserve rate cuts at the short end. Yields at the front end of the curve fell by roughly 60 basis points year-over-year, with the 2Y Treasury yield ending the year at 3.48%. In contrast, yields at the long end of the curve rose modestly with the 30Y Treasury finishing the year with a yield of 4.85%, up 6 basis points year-over-year.

Key Financial Measures
From inception through June 2, 2025, we had not commenced our principal operations and were focused on our formation and preparation for fundraising and the commencement of investment operations. We commenced principal operations on June 2, 2025. For the period beginning June 2, 2025 through September 30, 2025, T-POP consolidated the Aggregator. On October 1, 2025, the Aggregator received additional capital contributions from a Parallel Investment Entity. As a result, T-POP determined that it no longer holds a controlling financial interest in the Aggregator. Accordingly, T-POP deconsolidated the Aggregator and measured its investment in the Aggregator at fair value, using the Aggregator’s reported NAV as a practical expedient. The deconsolidation did not have a material impact on the Fund’s financial position, ongoing operations, or cash flows.
Our key financial and operating measures are discussed below:
Revenues
Through its investment in the Aggregator, T-POP generates income primarily from investments in portfolio companies, affiliated or unaffiliated funds, and debt and other securities, which consist of dividend income and interest income.
Dividend and Interest Income. Dividend income consists of (i) dividend income from portfolio companies and (ii) dividend income from investments in money market funds. Dividend income from our portfolio companies is recorded on the ex-dividend date, or, in the absence of a formal declaration of a record date, on the date when cash is received from the relevant portfolio company, but excludes any portion of distributions that are treated as a return of capital. Each distribution received from a portfolio company is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. Dividend income from money market funds with financial institutions is recorded on an accrual basis to the extent that the Fund expects to collect such amounts. For the year ended December 31, 2025, dividend income consists of income from money market funds. Interest Income consists primarily of income from debt and other securities.
Expenses
Organizational and Offering Expenses. Organizational and offering expenses are costs incurred in connection with the formation of the Fund and the offering of limited partnership units to potential investors. Prior to the anniversary of the Initial Closing, organization and offering expenses are paid by the Management Company. After T-POP accepted third party investors and commenced investment operations, costs associated with the organization of T-POP were expensed. Costs associated with the offering of Class S, Class R-S, Class D, Class R-D, Class I, Class R-I and Class F units of T-POP are capitalized as deferred expense and included as an asset on the Statements of Assets and Liabilities and amortized over a twelve-month period.
Performance Participation Allocation. Performance participation allocation represents the portion of expense recognized in the period relating to amounts that the General Partner is entitled to receive, contingent upon the achievement of specified performance metrics.
Management Fee. Management fee pertains to the expense recognized in consideration of the Management Company’s management services rendered for T-POP.
Professional Fees. Professional Fees include costs primarily related to legal, valuation and audit fees.
Other Expenses. Other expenses include costs primarily related to fund administration, transfer agent, and insurance fees.

Net Change in Unrealized Gain (Loss) on Investments and Derivative Contracts
Realized gains or losses are measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized gains or losses previously recognized. Net change in unrealized gains or losses reflects the change in investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized. T-POP generates income primarily from its investment in the Aggregator and has the same investment objectives as the Aggregator. T-POP has an interest of 76.1% in the Aggregator as of December 31, 2025. For the period from June 2, 2025 to September 30, 2025, during which T‑POP consolidated the Aggregator, the Aggregator recognized $67.1 million of Net Change in Unrealized Gain on Investments and $0.8 million of Net Change in Unrealized Loss on Derivative Contracts. In the fourth quarter of 2025, the Aggregator recognized an additional of $130.1 million of Net Change in Unrealized Gain on Investments which resulted in T-POP recognizing an additional $102.9 million of Net Change in Unrealized Gain on Investments. For the year ended December 31, 2025, T-POP recognized a total Net Change in Unrealized Gain on Investments of $170.0 million and Net Change in Unrealized Loss on Derivative Contracts of $0.8 million. There were no net realized gains or losses from the investment in the Aggregator for the year ended December 31, 2025.

Key drivers of the result of operations of T-POP are presented below.

Results of Operations
The following table provides information regarding our consolidated results of operations for the period presented ($ in thousands):

Year Ended
December 31, 2025(a)
Revenues
Dividend and Interest Income	$2,572
Total revenues	2,572
Expenses
Organizational Expenses	7,358
Performance Participation Allocation	19,336
Management Fee Expense	854
Professional Fees	5,732
Other Expenses	2,268
Total expenses	35,548

Net Investment Income (Loss)	(32,976)
Net Change in Unrealized Gain (Loss) on Investments and Derivative Contracts
Net Change in Unrealized Gain (Loss) on Investments	170,000
Net Change in Unrealized Gain (Loss) on Derivative Contracts	(766)

Total Net Change in Unrealized Gain (Loss)	169,234
Provision for Income Taxes	(1,076)
Net Increase in Net Assets Resulting from Operations	$135,182

Net Increase in Net Assets Resulting from Operations Attributable to Non-Controlling Interests	$254

Net Increase in Net Assets Resulting from Operations Attributable to T-POP	$134,928
_______________
(a)The period presented includes consolidated amounts of the T-POP US Aggregator (CYM), L.P. from June 2, 2025 (Commencement of Operations) through September 30, 2025. The portion of the Net Increase in Net Assets Resulting from Operations Attributable to Non-Controlling Interests pertains to the Parallel Investment Entities’ share of the Net Assets Resulting from Operations from the Aggregator through September 30, 2025. Please refer to Note 2. Summary of Significant Accounting Policies of the Registrant for additional information regarding the basis of consolidation.
Financial Condition, Liquidity and Capital Resources
From June 2, 2025 (Commencement of Operations) to December 31, 2025, T-POP accepted $896.8 million of total subscriptions from its monthly closes in its continuous private offerings. T-POP purchased investment in the Aggregator for $894.8 million. As of December 31, 2025, T-POP had total assets of $1,051.0 million, which primarily consist of the underlying investment in the Aggregator of $1,050.5 million.
As of December 31, 2025, T-POP had total liabilities of $33.0 million. Total liabilities primarily consist of accrued performance participation allocation of $19.3 million, servicing fees payable of $10.5 million, and organizational and offering costs payable of $1.7 million.

Net Cash Flows
The following table presents a summary of our cash flows for the periods presented ($ in thousands):

For the Year Ended December 31, 2025
Net Increase in Net Assets Resulting from Operations	$135,182

Net Cash Used in Operating Activities	(795,694)
Net Cash Provided by Financing Activities	795,694
Net change in cash and cash equivalents	—
Cash, beginning of period	—
Cash, end of period	$—
The Fund generates cash primarily from (i) the net proceeds of its continuous private offering, (ii) cash flows from its operations, (iii) any financing arrangements the Fund may enter into in the future and (iv) any future offerings of its equity securities.
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
T-POP had no cash and cash equivalents as of December 31, 2025. T-POP does not consolidate the Aggregator as of December 31, 2025. All the cash and cash equivalents are held by the Aggregator and its consolidated subsidiaries.
Leverage
As of December 31, 2025, debt financing available to the Fund consisted of the Line of Credit (as defined in Note 5. “Line of Credit Agreement” in the “Notes to the Consolidated Financial Statements” of the Aggregator). There are no borrowings under the Line of Credit as of December 31, 2025.
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

The following table provides a breakdown of the major components of the Fund’s Transactional Net Asset Value as of December 31, 2025 ($ in thousands):

Components of T-POP’s Transactional Net Asset Value	December 31, 2025
Investment in the Aggregator (cost of $894,810)(b)	$1,056,018
Other Assets	95
Accrued Performance Participation Allocation	(19,290)
Management Fee Payable	(854)
Servicing Fees Payable (a)	(271)
Other Liabilities	(670)
Transactional Net Asset Value	$1,035,028
_______________
(a)Servicing Fees Payable only apply to Class R-S and Class R-D Units. For purposes of T-POP’s Transactional NAV, the fees are recognized as a reduction of T-POP’s Transactional NAV on a monthly basis. For purposes of calculating net asset value in accordance with GAAP, the Fund accrues the cost of the servicing fees, as applicable, for the estimated life of the units at the time the Fund sells Class R-S and Class R-D Units.
(b)For purposes of calculating T‑POP’s Transactional NAV, the Investment in the Aggregator includes an adjustment related to the Aggregator’s organizational expenses. These expenses will be recognized in the Transactional NAV calculation over a 60‑month period, beginning June 1, 2026. For more information, see the reconciliation of GAAP NAV to Transactional NAV below.
The following table provides a breakdown of the Fund’s Transactional Net Asset Value per Unit by class as of December 31, 2025:

	December 31, 2025
Class	Transactional NAV per Unit	Number of Units	Transactional NAV ($ in thousands)
Class R-I(a)	$30.78	20,070,838	$617,858
Class R-S	$30.63	12,446,958	381,218
Class R-D	$30.74	170,356	5,237
Class F	$31.67	969,858	30,715
Total		33,658,010	$1,035,028
_______________
(a)Transactional NAV per Unit for Class R-I does not reflect Feeder TE specific expenses and other net assets and liabilities. In addition, it does not reflect Class F_TE units which are not subject to management fees or performance participation allocations.
The following table reconciles GAAP Net Asset Value to the Registrant’s Transactional Net Asset Value ($ in thousands):

December 31, 2025
GAAP Net Asset Value	$1,018,012
Adjustments
Organization and Offering Expenses(a)	6,775
Servicing Fees(b)	10,241
Transactional Net Asset Value	$1,035,028
_______________
(a)Represents an adjustment to (i) the Investment in T-POP US Aggregator (CYM) L.P. related to organizational expenses incurred by the Aggregator and (ii) the organizational and offering expenses of the Registrant. For Transactional NAV purposes, organizational and offering expenses are expensed ratably over the 60‐month reimbursement period beginning June 2, 2026.
(b)Represents an adjustment to reflect servicing fees on Class R-S and Class R-D Units as they are accrued on a monthly basis.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet financings or liabilities other than contractual commitments incurred in the normal course of our business. Please refer to Note 6 - Commitments and Contingencies within the Notes to the Financial Statements of the Registrant.
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
Fair Value
As investment companies under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”), T-POP and the Aggregator are required to report investments, including those for which current market values are not readily available, at fair value in accordance with ASC 820, Fair Value Measurements (“ASC 820”). In general, ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). ASC 820 also sets a framework for measuring fair value and requires the inclusion in financial statements of certain disclosures about fair value measurements.
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
Under GAAP, T-POP accrues the cost of the Servicing Fees, as applicable, for the estimated life of the Units at the time we sell Class S Units, Class R-S Units, Class D Units, and Class R-D Units. Inherent in the calculation of the estimated amount of Servicing Fees to be paid in future periods are certain significant management judgments and estimates, including the estimated life of the Units at the time of a subscription. Servicing Fees Payable entails uncertainties as the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and historical trends. As of December 31, 2025, T-POP has accrued $10.5 million of Servicing Fees Payable, related to the Class R-S and Class R-D Units sold.

Basis of Consolidation
T-POP and the Aggregator are investment companies under ASC 946. T-POP and the Aggregator will not consolidate an investee unless T-POP or the Aggregator has controlling financial interest in (a) an investment company or (b) an operating company whose business consists of providing services to T-POP or the Aggregator. There is inherent judgment in how to apply ASC Topic 810, Consolidation (“ASC 810”), to instances where an investment company invests in another investment company as generally investment companies do not consolidate their investments and rather report them at fair value. Additionally, T-POP and the Aggregator exercise judgment when determining whether it has a controlling financial interest in an investee, including considering factors such as an investee's purpose and design and whether the General Partner directs activities that most significantly impact an investee's economic performance.
From June 2, 2025 (Commencement of Operations) through September 30, 2025, T-POP consolidated the accounts of the Aggregator and its subsidiaries as T-POP had a controlling financial interest. On October 1, 2025, the Aggregator received additional capital contributions from a Parallel Investment Entity. As a result, T-POP determined that it no longer holds a controlling financial interest in the Aggregator. Accordingly, beginning on October 1, 2025, T-POP deconsolidated the Aggregator and measured its investment in the Aggregator at fair value, using the Aggregator’s reported NAV as a practical expedient. The deconsolidation did not have a material impact on T-POP’s financial position, ongoing operations, or cash flows. T-POP considered the guidance in ASC 810, ASC 946 and certain SEC industry guidance in concluding that non-consolidation of the Aggregator by T-POP was appropriate.
Recent Accounting Pronouncements
There were no accounting pronouncements issued during the year ended December 31, 2025 that are expected to have a material impact on the Financial Statements of T-POP and the Consolidated Financial Statements of the Aggregator included in this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The Fund is subject to financial market risks, including changes in interest rates and rates of exchange between U.S. dollar and non-U.S. dollar currencies. The Fund plans to invest primarily in Equity Investments. Most of the Fund’s investments do not have a readily available market price, and the Fund values these investments at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the Board in accordance with the Fund’s valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments the Fund makes. See Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this report.
Fair Value Risk
T-POP and the Aggregator hold investments in portfolio companies that are reported at fair value. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments made by T-POP. Net changes in the fair value of portfolio companies impact the Aggregator’s Net Change in Unrealized Gain (Loss) on Investments and in turn impact the Registrant’s Net Change in Unrealized Gain (Loss) on Investments. Based on investments held as of December 31, 2025, we estimate that an immediate, hypothetical 10% decline in the fair value of investments would result in a decline in the Net Realized and Unrealized Gain (Loss) on Investments of the Aggregator of $77.8 million and a decline in the Registrant’s Net Change in Unrealized Gain (Loss) on Investments of $65.7 million, if not offset by other factors.

Exchange Rate Risk
The Aggregator holds investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. The Aggregator manages exposure to investments in foreign currencies by hedging such risks. As of December 31, 2025, the Aggregator held an investment in an affiliated investee fund that held foreign currency contracts to hedge a change in exchange rates against the U.S. dollar. We estimate that as of December 31, 2025, a 10% decline in the exchange rates between the U.S. dollar and all other foreign currencies in which certain portfolio companies are denominated would result in a decline in Net Realized and Unrealized Gain (Loss) on Investments of the Aggregator of $15.9 million and a decline in the Registrant’s Net Change in Unrealized Gain (Loss) on Investments of $12.1 million.
Interest Rate Risk
Changes in credit markets and in particular, interest rates, can impact investment valuations and may have offsetting results depending on the valuation methodology used. For example, we may use a discounted cash flow analysis as one of the methodologies to ascertain the fair value of our portfolio companies that do not have readily observable market prices. If applicable interest rates rise, then the assumed cost of capital for those portfolio companies would be expected to increase under the discounted cash flow analysis, and this effect would negatively impact their valuations if not offset by other factors. Conversely, a fall in interest rates can positively impact valuations of certain portfolio companies if not offset by other factors. These impacts could be substantial depending upon the magnitude of the change in interest rates. Finally, low interest rates related to monetary stimulus and economic stagnation may also negatively impact expected returns on all investments, as the demand for relatively higher return assets increases and supply decreases. Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our fixed income investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our fixed income investments to increase. As of December 31, 2025, T-POP has no outstanding borrowings and does not hold any credit‑related investments.

ITEM 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders and the Board of Directors of TPG Private Equity Opportunities, L.P.
Opinion on the Financial Statements
We have audited the accompanying statements of assets and liabilities of TPG Private Equity Opportunities, L.P. ("T-POP") as of December 31, 2025 and 2024, including the schedule of investments as of December 31, 2025, the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the "financial statements").
In our opinion, the financial statements present fairly, in all material respects, the financial position of T-POP as of December 31, 2025 and 2024, and the results of its operations, its changes in net assets, and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of T-POP's management. Our responsibility is to express an opinion on T-POP's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to T-POP in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. T-POP is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of T-POP's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Fort Worth, Texas
March 23, 2026
We have served as T-POP's auditor since 2025.

TPG Private Equity Opportunities, L.P.
Statements of Assets and Liabilities
(Dollars in Thousands, Except Unit Data)

	December 31, 2025	December 31, 2024
Assets
Investment in T-POP US Aggregator (CYM), L.P. (Cost $894,810)	$1,050,500	$—
Other Assets	528	—
Total Assets	$1,051,028	$—

Liabilities
Organizational and Offering Costs Payable	$1,690	$—
Servicing Fees Payable	10,512	—
Accrued Performance Participation Allocation	19,290	—
Management Fee Payable	854	—
Other Liabilities	670	—
Total Liabilities	33,016	—

Commitments and Contingencies (Note 6)

Net Assets
Limited Partnership Units - Class R-I, unlimited Units authorized, (20,070,838 Units issued and outstanding as of December 31, 2025; no Units issued and outstanding as of December 31, 2024)	613,267	—
Limited Partnership Units - Class R-S, unlimited Units authorized, (12,446,958 Units issued and outstanding as of December 31, 2025; no Units issued and outstanding as of December 31, 2024)	369,354	—
Limited Partnership Units - Class R-D, unlimited Units authorized, (170,356 Units issued and outstanding as of December 31, 2025; no Units issued and outstanding as of December 31, 2024)	5,195	—
Limited Partnership Units - Class F, unlimited Units authorized, (969,858 Units issued and outstanding as of December 31, 2025; no Units issued and outstanding as of December 31, 2024)	30,196	—
General Partner Interest	—	—
Limited Partner Interest	—	—
Total Net Assets	1,018,012	—
Total Liabilities and Net Assets	$1,051,028	$—

See accompanying notes to Financial Statements.

TPG Private Equity Opportunities, L.P.
Statement of Operations
(Dollars in Thousands, Except Unit Data)

Year Ended
December 31, 2025(a)
Revenues
Dividend and Interest Income	$2,572
Total revenues	2,572
Expenses
Organizational Expenses	7,358
Performance Participation Allocation	19,336
Management Fee Expense	854
Professional Fees	5,732
Other Expenses	2,268
Total expenses	35,548

Net Investment Income (Loss)	(32,976)
Net Change in Unrealized Gain (Loss) on Investments and Derivative Contracts
Net Change in Unrealized Gain (Loss) on Investments	170,000
Net Change in Unrealized Gain (Loss) on Derivative Contracts	(766)
Total Net Change in Unrealized Gain (Loss)	169,234
Provision for Income Taxes	(1,076)
Net Increase in Net Assets Resulting from Operations	$135,182

Net Increase in Net Assets Resulting from Operations Attributable to Non-Controlling Interests	$254

Net Increase in Net Assets Resulting from Operations Attributable to T-POP	$134,928
_______________
(a)The period presented includes consolidated amounts of the T-POP US Aggregator (CYM), L.P. from June 2, 2025 (Commencement of Operations) through September 30, 2025. Please refer to Note 2. Summary of Significant Accounting Policies for additional information regarding the basis of consolidation.
See accompanying notes to Financial Statements.

TPG Private Equity Opportunities, L.P.
Statement of Changes in Net Assets
(Dollars in Thousands)

	Class R-S Units	Class R-D Units	Class R-I Units	Class F Units	Non-Controlling Interests	Total Net Assets(a)
Balance at December 31, 2024	$—	$—	$—	$—	$—	$—
Proceeds from Units Issued	334,109	4,499	531,617	24,254	2,349	896,828
Net Investment Income (Loss)	(10,914)	(154)	(21,045)	(772)	(91)	(32,976)
Provision for Income Taxes	(296)	(4)	(698)	(71)	(7)	(1,076)
Net Change in Unrealized Gain (Loss) on Investments	58,005	900	103,900	6,838	357	170,000
Net Change in Unrealized Gain (Loss) on Derivative Contracts	(201)	—	(507)	(53)	(5)	(766)
Servicing Fees	(11,349)	(46)	—	—	—	(11,395)
Deconsolidation of T-POP US Aggregator (CYM), L.P.	—	—	—	—	(2,603)	(2,603)
Balance at December 31, 2025	$369,354	$5,195	$613,267	$30,196	$—	$1,018,012
_______________
(a)The period presented includes consolidated amounts of the T-POP US Aggregator (CYM), L.P. from June 2, 2025 (Commencement of Operations) through September 30, 2025. Please refer to Note 2. Summary of Significant Accounting Policies for additional information regarding the basis of consolidation.
See accompanying notes to Financial Statements.

TPG Private Equity Opportunities, L.P.
Statement of Cash Flows
(Dollars in Thousands, Except Unit Data)

For the Year Ended December 31, 2025(a)
Operating Activities:
Net Increase in Net Assets Resulting from Operations	$135,182
Adjustments to Reconcile Net Increase in Net Assets From Operations to Net Cash Used in Operating Activities:
Net Change in Unrealized (Gain) / Loss on Investment	(170,000)
Net Change in Unrealized (Gain) / Loss on Derivative Contracts	766
Interest Income Received In-Kind	(23)
Amortization of Deferred Offering Costs	606
Class F Units Issued as Payment of Directors' Fees	254
Purchases of Investments	(684,484)
Proceeds from Investments	1,570
Cash Flows due to Changes in Operating Assets and Liabilities:
(Increase) in Dividends Receivable	(494)
(Increase) in Other Assets	(1,577)
Increase in Other Liabilities	2,060
Increase in Professional Fees Payable	5,418
Increase in Accrued Performance Participation Allocation	19,336
Increase in Management Fees Payable	854
Increase in Organizational and Offering Costs Payable	9,155
Increase in Deferred Tax Liability	1,076
Cash Derecognized upon Deconsolidation of T-POP US Aggregator (CYM), L.P.	(115,393)
Net Cash Used in Operating Activities	$(795,694)

Financing Activities:
Proceeds from issuance of units	$796,574
Payment of servicing fees	(880)
Net Cash Provided by Financing Activities	$795,694

Net Increase in Cash and Cash Equivalents	$—
Cash and Cash Equivalents, Beginning of Period	—
Cash and Cash Equivalents, End of Period	$—

Supplemental Disclosure of Non-Cash Financing Activities:
Servicing Fees Payable	10,512
Units Issued in Exchange for Investments	99,999
_______________
(a)The period presented includes consolidated amounts of the T-POP US Aggregator (CYM), L.P. from June 2, 2025 (Commencement of Operations) through September 30, 2025. Please refer to Note 2. Summary of Significant Accounting Policies for additional information regarding the basis of consolidation.
See accompanying notes to Financial Statements.

TPG Private Equity Opportunities, L.P.
Schedule of Investments
As of December 31, 2025
(Dollars in Thousands, Except Unit Data)

Issuer	Type of Investment	Core Sector	Geography(a)	Valuation Level	Fair Value ($)	Fair Value as Percentage of Net Assets (%)
Investment
Investment in T-POP US Aggregator (CYM) L.P. (33,286,504 Units)(a)	Investee Fund	Various	Various	NAV	$1,050,500	103.2%
Total Investments (Cost $894,810)					$1,050,500	103.2%
_______________
(a)Refer to Note 3. Investment in the Aggregator for details on TPG Private Equity Opportunities, L.P.’s proportional share of investments through investees.
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
T-POP US Aggregator (CYM), L.P. is a Cayman Islands exempted limited partnership formed on September 3, 2024. T-POP US Aggregator (CYM), L.P. with its consolidated subsidiaries collectively form the “Aggregator”. The Aggregator operates in accordance with its limited partnership agreement (the “Aggregator Partnership Agreement”). T-POP and other parallel investment entities (“Parallel Investment Entities” or individually “Parallel Investment Entity”) invest all or substantially all of their assets through their investments in the Aggregator. The consolidated financial statements of the Aggregator, including the Condensed Consolidated Schedule of Investments, are an integral part of T-POP’s financial statements and are included following these financial statements. T-POP, the Feeder, the Aggregator and its consolidated subsidiaries and any Parallel Investment Entity collectively form the “T-POP Fund Complex”.
Investment operations commenced on June 2, 2025 (the “Commencement of Operations” or “Initial Closing Date”), when T-POP first sold Units in its continuous private offering and began investing. T-POP’s fiscal year-end is December 31.
TPG Private Equity Opportunities GenPar, L.P., a Delaware limited partnership, is the general partner (the “General Partner”) of T-POP, Feeder TE and the Aggregator. Overall responsibility for oversight of T-POP rests with the General Partner, subject to certain oversight rights held by T-POP’s board of directors. The General Partner delegates T-POP’s portfolio management function to T-POP Management Company, LLC (the “Management Company”), a Delaware limited liability company. The Management Company has discretion to make investments on behalf of T-POP and is responsible for initiating, structuring and negotiating T-POP’s investments, as well as actively managing each investment to seek to maximize value. Both the General Partner and the Management Company are subsidiaries of TPG.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements (the “Financial Statements”) of T-POP have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the instructions to Form 10-K. T-POP is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”).

TPG Private Equity Opportunities, L.P.
Notes to Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Basis of Consolidation
As provided under ASC 946, T-POP generally does not consolidate an investee unless T-POP has a controlling financial interest in (a) an investment company or (b) an operating company whose business consists of providing services to T-POP. T-POP does not have a controlling financial interest in, and as a result, does not consolidate the Aggregator, nor any other reporting entities within the T-POP Fund Complex, because (a) the General Partner is not acting solely on behalf of T-POP as it carries out its duties and (b) T-POP does not absorb substantially all of the Aggregator’s variability. At each reporting date, T-POP assesses whether it has a controlling financial interest in the Aggregator or any other reporting entities within the T-POP Fund Complex, and any associated consolidation implications.
From June 2, 2025 (Commencement of Operations) through September 30, 2025, T-POP consolidated the Aggregator. On October 1, 2025, the Aggregator received additional capital contributions from a Parallel Investment Entity. As a result, T-POP determined that it no longer holds a controlling financial interest in the Aggregator. Accordingly, T-POP deconsolidated the Aggregator and measured its investment in the Aggregator at fair value, using the Aggregator’s reported NAV as a practical expedient. The deconsolidation did not have a material impact on the Fund’s financial position, ongoing operations, or cash flows.
Non-Controlling Interests
The portion of the Net Increase in Net Assets Resulting from Operations Attributable to Non-Controlling Interests pertains to the Parallel Investment Entities’ share of the Net Assets Resulting from Operations from the Aggregator through September 30, 2025. As of December 31, 2025, there are no Non-Controlling Interests presented in the Statements of Assets and Liabilities as a result of the deconsolidation of the Aggregator.
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
Valuation of Investments at Fair Value
T-POP has indirect exposure to gains and losses on underlying investments because it invests in the Aggregator which, in turn, holds such underlying investments through the Aggregator’s subsidiaries. Valuations of investments held by the Aggregator are disclosed in the notes to the Aggregator’s consolidated financial statements. For information regarding net realized and change in unrealized gains and losses on such investments held indirectly by T-POP, see the Aggregator’s consolidated financial statements included following these Financial Statements and see Note 3. “Investments and Fair Value Measurement” in the Notes to Consolidated Financial Statements of the Aggregator for information regarding the valuation of investments.
T-POP measures its investment in the Aggregator at fair value using the net asset value of the Aggregator. The net asset value of the Aggregator is considered a practical expedient that represents fair value as (a) the investment does not have a readily determinable fair value because the Aggregator’s net asset value is not published or the basis for current transactions, (b) the Aggregator is an investment company and (c) the net asset value of the Aggregator is calculated in a manner in which all of its investments are reported at fair value as of the measurement date. Changes in the fair value of T-POP’s investment in the Aggregator are presented within Net Change in Unrealized Gain (Loss) on Investments in the Statement of Operations.
Cash Equivalents
Cash Equivalents represent cash held in money market funds, treasury bills and other short‐term highly liquid investments with original maturities of three months or less. Income from money market funds is recorded as Dividend Income and Interest Income in the Statements of Operations.

TPG Private Equity Opportunities, L.P.
Notes to Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Income Taxes
T-POP is treated as a partnership for U.S. federal and state income tax purposes and is not subject to U.S. federal and state income tax. As a pass-through entity, each partner or member therein is responsible for income taxes related to income or loss based on their respective share of an entity’s income and expenses. It is possible that T-POP may be considered a publicly traded partnership and not meet the qualifying income exception in certain years. In such a scenario, T-POP would be treated as a publicly traded partnership taxed as a corporation, rather than a partnership. The investors of T-POP would be treated as shareholders in a corporation, and T-POP itself would become taxable as a corporation for U.S. federal, state and/or local income tax purposes. T-POP would be required to pay income tax at corporate rates on its net taxable income. In addition, T-POP may operate, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.
Uncertain Tax Positions
T-POP recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-than-not threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. T-POP reevaluates its tax positions each period in which new information becomes available. T-POP’s policy is to recognize tax related interest and penalties, if applicable, as a component of the provision for income taxes on the Statement of Operations.
Calculation of Net Asset Value
Net Asset Value (the “NAV”) under U.S. GAAP by unit class is calculated by subtracting total liabilities for each class from the total carrying amount of all assets for that class, which includes the fair value of investments. At the end of each month, any change in T-POP’s NAV (whether an increase or decrease) is allocated among each unit class based on the relative percentage of the previous aggregate NAV for each unit class, adjusted for issuances of units that were effective on the first calendar day of such month and repurchases that were effective on the last calendar day of such month. NAV per unit for each class is calculated by dividing the NAV for that class by the total number of outstanding units of that class on the reporting date. The Management Company is ultimately responsible for T-POP’s NAV calculations.
Dividend and Interest Income
The Statement of Operations includes amounts consolidated from the Aggregator through September 30, 2025 including Dividend and Interest Income.
Dividend income from our portfolio companies is recorded on the ex-dividend date, or, in the absence of a formal declaration of a record date, on the date when cash is received from the relevant portfolio company, but excludes any portion of distributions that are treated as a return of capital. Each distribution received from a portfolio company is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. Dividend income from money market funds with financial institutions is recorded on an accrual basis to the extent that the Aggregator expects to collect such amounts.
For the year ended December 31, 2025, dividend and interest income primarily consists of income from money market funds.

TPG Private Equity Opportunities, L.P.
Notes to Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Net Realized Gains or Losses and Net Change in Unrealized Gain (Loss) on Investments and Derivative Contracts
Realized gains or losses will be measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset. Net change in unrealized gain (loss) reflects the change in investment values during the reporting period, including any reversal of previously recorded unrealized gain or loss when gains or losses are realized.
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
Organizational and Offering Expenses
Until the one-year anniversary of the Initial Closing, organization and offering expenses are paid by the Management Company. After T-POP accepted third party investors and commenced investment operations, all costs incurred associated with the organization of T-POP were expensed. Costs associated with the offering of Class S, Class R-S, Class D, Class R-D, Class I, Class R-I and Class F units of T-POP are capitalized as deferred expense and included as an asset on the Statements of Assets and Liabilities and amortized over a twelve-month period.
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
T-POP accrues the cost of the Servicing Fees, as applicable, for the estimated life of the units at the time we sell Class S Units, Class R-S Units, Class D Units, and Class R-D Units.
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
Notes to Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
T-POP operates through a single reportable segment with an investment objective of generating investment returns by providing its Limited Partners with broad exposure to investments across the private equity strategies of TPG. The chief operating decision maker (the “CODM”) is T-POP’s Chief Executive Officer. The CODM assesses the performance of, allocates resources to and makes operating decisions for T-POP primarily based on T-POP’s Net Increase in Net Assets Resulting from Operations. As T-POP is a single segment, there is no difference between segment assets and total assets as presented on the Statements of Assets and Liabilities and significant segment expenses are the same as those listed on the Statements of Operations. As the Fund operates as a single segment, the accounting policies utilized by the segment are consistent with those included in the Financial Statements here within.
3. Investment in the Aggregator
T-POP has an interest of 76.1% in the Aggregator as of December 31, 2025. The remaining interest in the Aggregator is held by a Parallel Investment Entity. T-POP’s interest in the Aggregator may result in T-POP indirectly holding investments of the Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of T-POP. For a listing of investments that may proportionally exceed 5% of T-POP’s net assets, see the Condensed Consolidated Schedule of Investments of the Aggregator.
As discussed in Note 2. Summary of Significant Accounting Policies under Basis of Consolidation, T-POP consolidated the Aggregator through September 30, 2025. Effective October 1, 2025, T‑POP determined that it no longer held a controlling financial interest and as a result deconsolidated the Aggregator. Upon deconsolidation, T‑POP measured its retained investment at fair value, using the Aggregator’s reported net asset value as a practical expedient.
The following table presents the Aggregator’s supplemental cash flow disclosures from activities related to the deconsolidation of the Aggregator during the year ended December 31, 2025.

Investments at Fair Value (Cost $469,330)(a)	$523,291
Investments in Affiliated Investee Funds at Fair Value (Cost $57,239)	70,360
Derivative Assets at Fair Value	282
Cash and Cash Equivalents	115,393
Dividends Receivable	494
Other Assets	11
Derivative Liabilities at Fair Value	(1,048)
Organizational and Offering Costs Payable	(6,706)
Deferred Tax Liability	(1,076)
Professional Fees Payable	(5,477)
Payable for Investments Purchased	(20,250)
Other Liabilities	(1,361)
Non-Controlling Interest	(2,603)
__________
(a)Refer to Note 3. Investments and Fair Value Measurement of the Consolidated Financial Statements of the Aggregator for additional information with respect to the fair value hierarchy of these investments and additional disclosures with respect to those investments categorized as Level III.

TPG Private Equity Opportunities, L.P.
Notes to Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
4. Net Assets
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
On August 30, 2024, the General Partner and TPG LP A, Inc., an affiliate of the Management Company (the “Initial Limited Partner”), agreed to contribute one dollar each as T-POP’s initial capital contribution to form the TPG Private Equity Opportunities, L.P. partnership (the “August 2024 Contribution”). On January 14, 2025 and January 28, 2025, T-POP received in cash an aggregate contribution of twenty-five dollars (inclusive of the August 2024 Contribution) from the General Partner in exchange for one Class F Unit of T-POP and nine hundred seventy-five dollars (inclusive of the August 2024 Contribution) from the Initial Limited Partner in exchange for 39 Class F Units of T-POP.
The following tables present transactions in the Units during the year ended December 31, 2025:

	Class R-S Units	Class R-D Units	Class R-I Units	Class F Units(a)
Units Outstanding as of December 31, 2024	—	—	—	—
Units Issued	12,446,958	170,356	20,070,838	969,858
Units Outstanding as of December 31, 2025	12,446,958	170,356	20,070,838	969,858
_______________
(a)Class F includes 9,858 of issued units to the Board of Directors of T-POP in accordance with their Restricted Unit Award Agreement.
Redemption Program
T-POP has implemented a redemption program (the “Redemption Program”) in which it offers its limited partners the opportunity to redeem units outstanding. Under the Redemption Program, to the extent T-POP offers to redeem Units in any particular quarter, T-POP redeems Units using a purchase price equal to T-POP’s Transactional NAV per Unit as of the last calendar day of the applicable quarter (the “Redemption Date”), subject to the Early Redemption Deduction (as defined below). The Redemption Program has a limit of up to 5% of the aggregate units outstanding (by aggregate Transactional NAV of T-POP (including Transactional NAV attributable to any feeder fund) and any Parallel Investment Entity) as of the last calendar day of the immediately preceding calendar quarter. Redemption offers commenced the second full quarter following the Initial Closing. Such redemptions are subject to T-POP’s limited partnership agreement (“Partnership Agreement”).
Any redemption requests of Units that have been outstanding for fewer than two years will be subject to an early redemption deduction equal to 5% of the value of T-POP’s Transactional NAV of the Units being redeemed (calculated as of the Redemption Date) (the “Early Redemption Deduction”) for the benefit of T-POP and its Limited Partners, subject to certain exceptions.

TPG Private Equity Opportunities, L.P.
Notes to Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
The Transactional NAV for each unit class is calculated monthly by the Management Company. The Transactional NAV is based on the month-end values of investments, the addition of the value of any other assets such as cash, and the deduction of any liabilities, including the accrual and allocation of the Management Fee, the Performance Participation Allocation and the Maintenance Fee and the deduction of expenses attributable to certain unit classes, such as applicable Servicing Fees. The redemption price per unit for each unit class as of December 31, 2025 is $30.63 for Class R-S Units, $30.74 for Class R-D Units, $30.78 for Class R-I Units and $31.67 for Class F Units, subject to any Early Redemption Deduction. For the year ended December 31, 2025, no Units were redeemed under the Redemption Program.
5. Related Party Transactions
Partnership Agreement
The Fund has entered into a limited partnership agreement as amended and restated with the General Partner. Under the terms of the T-POP’s Partnership Agreement, overall responsibility for T-POP’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors.
Performance Participation Allocation
The General Partner, or any other entity designated by the General Partner, is allocated a Performance Participation Allocation by T-POP equal to 12.5% of total return subject to a 5% annual hurdle amount and a high water mark with 100% catch-up. Such allocation is measured on a calendar year basis, distributed or allocated annually and accrued monthly (subject to pro-rating for partial periods), and without taking into account accrued and unpaid taxes of any intermediate entity through which T-POP indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month. The General Partner may elect to receive the Performance Participation Allocation in cash, units and/or shares or units of intermediate entities. If the Performance Participation Allocation is paid in T-POP units, such units may be redeemed at the General Partner’s request and is subject to certain limitations. During the year ended December 31, 2025, T-POP recognized Performance Participation Allocation of $19.3 million in the Statement of Operations. In January 2026, T-POP settled a total of $16.7 million of Accrued Performance Participation Allocation. T-POP satisfied $8.3 million of this liability through issuance of 263,187 Class F Units to the General Partner and paid the remaining $8.3 million in cash.
Management Agreement
The Fund entered into a management agreement with the Management Company (the “Management Agreement”). The Management Company shall provide portfolio management, risk management and other services to the Fund (and in the General Partner’s discretion, to any subsidiary of the Fund) during the term as the Fund and the Management Company shall reasonably agree.
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
The Management Company may elect to receive the Management Fee in cash, units of T-POP or any Parallel Investment Entities, and/or shares or units of intermediate entities. If the Management Fee is paid in T-POP units, such units may be repurchased at the Management Company’s request and will be subject to certain limitations. For the year ended December 31, 2025, T-POP recognized $0.9 million of management fees in the Statement of Operations.

TPG Private Equity Opportunities, L.P.
Notes to Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Maintenance Fee
In consideration for its operational services, the Management Company is entitled to receive a maintenance fee (the “Maintenance Fee”) from T-POP (directly or indirectly through an intermediate entity) payable in cash monthly in arrears equal to, in the aggregate, 0.10% of T-POP’s Transactional NAV per annum, before giving effect to any accruals for the Management Fee, the Servicing Fee, the Performance Participation Allocation, the Maintenance Fee, any repurchases (and pending repurchases), any distributions and without taking into account accrued and unpaid taxes of any intermediate entity through which T-POP indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month. For the year ended December 31, 2025, T-POP recognized $0.4 million of maintenance fees included within Other Expenses in the Statement of Operations.
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
The Dealer Manager is entitled to receive Servicing Fees monthly in arrears at an annual rate of 0.85% of the value of T-POP’s Transactional NAV attributable to Class S and Class R-S units as of the last day of each month. The Dealer Manager is entitled to receive the Servicing Fees monthly in arrears at an annual rate of 0.25% of the value of T-POP’s Transactional NAV attributable to Class D and Class R-D units as of the last day of each month. There are no Servicing Fees with respect to Class I, Class R-I and Class F units. The Servicing Fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all or a portion of such fees will be retained by, or reallocated (paid) to, participating brokers or other financial intermediaries. See Note 4. Net Assets for further details.
T-POP accrues the cost of the servicing fees, as applicable, for the estimated life of the Units as at the time Class R-S and Class R-D Units are sold. Accrued servicing fees as of December 31, 2025 were $11.3 million for Class R-S Units and $0.05 million for Class R-D Units.
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
Affiliates
The General Partner, Management Company, Dealer Manager, Feeder TE, and Parallel Investment Entities, the Aggregator, and other vehicles sponsored, advised and/or managed by TPG or its affiliates are affiliates of T-POP. The General Partner and its affiliates held 960,000 of Class F Units issued as of December 31, 2025.
Investment Transfer Agreement
On June 18, 2025 T-POP and the Management Company entered into a transfer agreement (the “Transfer Agreement”) with various affiliated entities of the General Partner (the “Transferors”). In accordance with the Transfer Agreement, T-POP purchased at historical cost (indirectly through the Aggregator) $400.5 million of investments that have been warehoused by the Transferors in connection with T-POP’s formation (the “Warehoused Investments”). The transactions were approved by T-POP’s independent directors. As of December 31, 2025, all investments have been transferred from the warehouse to T-POP (indirectly through the Aggregator).

TPG Private Equity Opportunities, L.P.
Notes to Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
6. Commitments and Contingencies
The Management Company has agreed to advance organizational and offering expenses, other than subscription fees and Servicing Fees related to Class S, Class R-S, Class D and Class R-D units, on T-POP’s behalf through the first anniversary of T-POP’s Initial Closing. T-POP will reimburse the Management Company for all such advanced expenses ratably over the 60 months following the anniversary of the Initial Closing. As of December 31, 2025, the Management Company and its affiliates have incurred organizational and offering expenses amounting to $1.7 million on T-POP’s behalf which are recorded as Organization and Offering Costs Payable in the Statements of Assets and Liabilities.
For information regarding investment commitments, see the Aggregator’s consolidated financial statements. To the extent funded, these investments are expected to reside at the Aggregator but may be funded from T-POP’s available liquidity, including proceeds from the issuance of Units by T-POP and available borrowing capacity under the Line of Credit at the Aggregator. For information regarding the Line of Credit, see Note 5 “Line of Credit Arrangement” within the Notes to the Consolidated Financial Statements of the Aggregator.
T-POP may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of December 31, 2025, T-POP was not subject to any material litigation nor was T-POP aware of any material litigation threatened against it.
7. Income Taxes
As of December 31, 2025, T-POP has not identified any uncertain tax positions that require recognition or disclosure. The Fund files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Fund is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, the Fund does not believe the outcome of any future audit will have a material adverse effect on the Fund’s Financial Statements.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA, among other provisions, includes an extension of certain expiring elements of the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact to T-POP’s financial statements for the year ended December 31, 2025. T-POP will continue to evaluate its future impact as regulations are issued by the U.S. Department of the Treasury.

TPG Private Equity Opportunities, L.P.
Notes to Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
8. Financial Highlights
The following are the financial highlights of the Fund attributed to each Class of Units:

	For the Year Ended December 31, 2025
	Class R-S Units	Class R-D Units	Class R-I Units	Class F Units
Per Unit Data
Net Asset Value, Beginning of Period	$—	$—	$—	$—

Proceeds from Units Issued	26.84	26.41	26.49	25.00
Net Investment Income (Loss)	(0.88)	(0.91)	(1.05)	(0.80)
Provision for Income Taxes	(0.02)	(0.02)	(0.03)	(0.07)
Net Change in Unrealized Gain (Loss) on Investments and Derivative Contracts	4.64	5.28	5.15	7.00
Servicing Fees	(0.91)	(0.27)	—	—
Net Asset Value, End of Period	$29.67	$30.49	$30.56	$31.13
Units Outstanding, End of Period	12,446,958	170,356	20,070,838	969,858
Total Return Based on Net Asset Value(a)	18.70%	21.98%	22.22%	24.54%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Accrued Performance Participation Allocation	(3.15)%	(2.74)%	(3.12)%	—%
Total Expenses without Accrued Performance Participation Allocation	(2.33)%	(1.74)%	(2.83)%	(3.77)%
Total Expenses(b)	(5.48)%	(4.48)%	(5.95)%	(3.77)%
Net Investment Loss	(4.98)%	(3.99)%	(5.34)%	(2.94)%
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
(b)Expense ratio includes Organizational Expenses, Accrued Performance Participation Allocation, Maintenance Fees, and Other.
9. Subsequent Events
On January 1, 2026, T-POP sold unregistered limited partnership units (the “Units”) of the Fund as part of its continuous private offering for aggregate consideration of $90.3 million. The following table details the Units sold:

Class	Number of Units Sold	Aggregate Consideration
Class R-I	1,480,251	$45,567,900
Class R-S	1,189,720	$36,438,000
Class F (a)	263,187	$8,334,943
_______________
(a)Represents Class F Units issued to TPG Private Equity Opportunities GenPar, L.P. (the “General Partner”) as partial payment for the accrued Performance Participation Allocation

TPG Private Equity Opportunities, L.P.
Notes to Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
On January 1, 2026, the T-POP Fund Complex (inclusive of the Fund) issued interests for aggregate consideration of approximately $99.0 million.
On February 1, 2026, T-POP sold unregistered limited partnership units (the “Units”) of the Fund as part of its continuous private offering for aggregate consideration of $99.7 million. The following table details the Units sold:

Class	Number of Units Sold	Aggregate Consideration
Class R-I	2,193,608	$68,143,703
Class R-S	923,165	$28,511,800
Class R-D	96,731	$3,000,000
On February 1, 2026, the T-POP Fund Complex (inclusive of the Fund) issued interests for aggregate consideration of approximately $107.9 million.
The Fund’s management evaluated subsequent events through the date of issuance of these financial statements. Other than the events disclosed in the Notes to the Financial Statements, there have been no additional events since December 31, 2025 that require recognition or disclosure in the Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders and the General Partner of T-POP US Aggregator (CYM), L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated statement of assets and liabilities of T-POP US Aggregator (CYM), L.P. and subsidiaries (the "Aggregator") as of December 31, 2025, including the condensed consolidated schedule of investments as of December 31, 2025, the related consolidated statements of operations, changes in net assets, and cash flows for the period from June 2, 2025 (Commencement of Operations) to December 31, 2025, and the related notes (collectively referred to as the "financial statements").
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Aggregator as of December 31, 2025, and the results of its operations, its changes in net assets, and its cash flows for the period from June 2, 2025 (Commencement of Operations) to December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Aggregator's management. Our responsibility is to express an opinion on the Aggregator's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Aggregator in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Aggregator is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Aggregator's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Fort Worth, Texas
March 23, 2026
We have served as the Aggregator's auditor since 2025.

T-POP US Aggregator (CYM), L.P.
Consolidated Statement of Assets and Liabilities
(Dollars in Thousands, Except Unit Data)

December 31, 2025
Assets
Investments at Fair Value (Cost $655,399)	$770,674
Investments in Affiliated Investee Funds at Fair Value (Cost $434,716)	515,155
Cash and Cash Equivalents	171,030
Other Assets	2,242
Total Assets	$1,459,101

Liabilities
Organizational Costs Payable	$7,475
Professional Fees Payable	3,320
Other Liabilities	1,127
Total Liabilities	11,922

Commitments and Contingencies (Note 7)

Net Assets
Limited Partnership Units - Class I, unlimited Units authorized, (10,350,333 Units issued and outstanding as of December 31, 2025; no Units issued and outstanding as of December 31, 2024)	326,628
Limited Partnership Units - Class R-I, unlimited Units authorized, (29,067,507 Units issued and outstanding as of December 31, 2025; no Units issued and outstanding as of December 31, 2024)	917,418
Limited Partnership Units - Class F, unlimited Units authorized, (4,345,450 Units issued and outstanding as of December 31, 2025; no Units issued and outstanding as of December 31, 2024)	137,095
Non-Controlling Interests	66,038
Total Net Assets	1,447,179
Total Liabilities and Net Assets	$1,459,101
See accompanying notes to Consolidated Financial Statements.

T-POP US Aggregator (CYM), L.P.
Consolidated Statement of Operations
(Dollars in Thousands)

For the Period from June 2, 2025 (Commencement of Operations) to
December 31, 2025
Revenues
Dividend and Interest Income	$7,137
Total revenues	7,137
Expenses
Organizational Expenses	7,475
Professional Fees	5,012
Other Expenses	1,391
Total expenses	13,878

Net Investment Income (Loss)	(6,741)
Net Change in Unrealized Gain (Loss) on Investments
Net Realized Gain (Loss) on Investments	2,957
Net Change in Unrealized Gain (Loss) on Investments	196,398
Total Net Change in Unrealized Gain (Loss)	199,355
Net Increase in Net Assets Resulting from Operations	$192,614

Net Increase in Net Assets Resulting from Operations Attributable to Non-Controlling Interests	$6,605

Net Increase in Net Assets Resulting from Operations Attributable to T-POP	$186,009

See accompanying notes to Consolidated Financial Statements.

T-POP US Aggregator (CYM), L.P.
Consolidated Statement of Changes in Net Assets
(Dollars in Thousands, Except Unit Data)

	Class I Units	Class R-I Units	Class F Units	Non-Controlling Interests	Total Net Assets
Balance at June 2, 2025 (Commencement of Operations)	$—	$—	$—	$—	$—
Proceeds from Units Issued/Contributions	298,660	788,170	110,254	59,433	1,256,517
Redemptions	(473)	(1,194)	(285)	—	(1,952)
Net Investment Income (Loss)	(619)	(3,722)	(737)	(1,663)	(6,741)
Net Change in Unrealized Gain (Loss) on Investments	28,361	132,200	27,569	8,268	196,398
Net Realized Gain (Loss) on Investments	699	1,964	294	—	2,957
Balance at December 31, 2025	$326,628	$917,418	$137,095	$66,038	$1,447,179
See accompanying notes to Consolidated Financial Statements.

T-POP US Aggregator (CYM), L.P.
Consolidated Statement of Cash Flows
(Dollars in Thousands)

For the Period from June 2, 2025 (Commencement of Operations) to December 31, 2025
Operating Activities:
Net Increase in Net Assets Resulting from Operations	$192,614
Adjustments to Reconcile Net Increase in Net Assets From Operations to Net Cash Used in Operating Activities:
Net Change in Unrealized (Gain) / Loss on Investments	(196,398)
Interest Income Received In-Kind	(26)
Realized Gain on Investments	(2,957)
Purchases of Investments	(1,014,012)
Proceeds from Investments	27,564
Cash Flows due to Changes in Operating Assets and Liabilities:
(Increase) in Other Assets	(2,242)
Increase in Other Liabilities	1,127
Increase in Professional Fees Payable	3,320
Increase in Organizational and Offering Costs Payable	7,475
Net Cash Used in Operating Activities	$(983,535)
Financing Activities:
Proceeds from issuance of Units	$1,156,517
Redemptions	(1,952)
Net Cash Provided by Financing Activities	$1,154,565

Net Increase in Cash and Cash Equivalents	$171,030
Cash and Cash Equivalents, Beginning of Period	—
Cash and Cash Equivalents, End of Period	$171,030

Supplemental Disclosure of Non-Cash Financing Activities:
Units Issued in Exchange for Investments	$99,999

See accompanying notes to Consolidated Financial Statements.

T-POP US Aggregator (CYM), L.P.
Condensed Consolidated Schedule of Investments
As of December 31, 2025
(Dollars in Thousands)

Issuer	Asset	Core Sector	Geography(a)	Valuation Level	Fair Value ($)	Fair Value as Percentage of Net Assets (%)
Portfolio Companies
Consumer Services
Other Investment in Portfolio Company(b)		Consumer	N. America	Level III	$35,391	2.4%
Total Consumer Services					35,391	2.4%

Energy Transition
Other Investment in Portfolio Company(b)		Energy Transition	N. America	Level III	54,306	3.8%
Other Investment in Portfolio Company(b)		Energy Transition	Europe	Level III	6,652	0.5%
Total Energy Transition					60,958	4.3%

Financial Services
Creative Planning	Equity interest held through TPG IX Cardiff CI II, L.P. (50.0 million units) and TPG IX Cardiff CI IV, L.P. (39.3 million units)	Business Services	N. America	Level III	111,763	7.7%
Other Investment in Portfolio Companies(b)		Business Services	N. America	Level III	67,533	4.7%
Total Financial Services					179,296	12.4%

Health Care Equipment & Services
Other Investment in Portfolio Companies(b)		Healthcare	N. America	Level III	90,241	6.2%
Other Investment in Portfolio Company(b)		Healthcare	Asia	Level III	14,393	1.0%
Total Health Care Equipment & Services					104,634	7.2%

See accompanying notes to Consolidated Financial Statements.

T-POP US Aggregator (CYM), L.P.
Condensed Consolidated Schedule of Investments—Continued
As of December 31, 2025
(Dollars in Thousands)

Issuer	Asset	Core Sector	Geography(a)	Valuation Level	Fair Value ($)	Fair Value as Percentage of Net Assets (%)
Media & Entertainment
Other Investment in Portfolio Company(b)		Technology	N. America	Level III	60,836	4.2%
Total Media & Entertainment					60,836	4.2%

Software & Services
Other Investment in Portfolio Companies(b)		Technology	N. America	Level III	186,753	12.9%
Other Investment in Portfolio Company(b)		Technology	Europe	Level III	51,812	3.6%
Total Software & Services					238,565	16.5%

Utilities
Other Investment in Portfolio Company(b)		Energy Transition	Europe	Level III	29,992	2.1%
Other Investment in Portfolio Company(b)		Energy Transition	N. America	Level III	61,002	4.2%
Total Utilities					90,994	6.3%

Total Portfolio Companies (Cost $564,563 North America, $75,836 Europe, $15,000 Asia)					770,674	53.3%
See accompanying notes to Consolidated Financial Statements.

T-POP US Aggregator (CYM), L.P.
Condensed Consolidated Schedule of Investments—Continued
As of December 31, 2025
(Dollars in Thousands)

Issuer	Asset	Core Sector	Geography(a)	Valuation Level	Fair Value ($)	Fair Value as Percentage of Net Assets (%)
Affiliated Investee Funds
Financial Services
Growth VI	Equity interest held through TPG Growth VI CS, L.P.	Various	N. America	NAV	79,604	5.5%
T-POP Investment Holdings III, L.P.		Various	N. America	NAV	115,428	8.0%
T-POP Investment Holdings V, L.P.		Various	N. America	NAV	84,498	5.8%
T-POP Investment Holdings VI, L.P.		Various	N. America	NAV	39,865	2.8%
T-POP Investment Holdings VII, L.P.		Various	N. America	NAV	196,661	13.6%
T-POP HedgeCo LLC		Various	N. America	NAV	(901)	(0.1)%
Total Financial Services					515,155	35.6%

Total Affiliated Investee Funds (Cost $434,716 North America)					515,155	35.6%

Total Investments					1,285,829	88.9%

Cash Equivalents
Dreyfus Government Cash Management, 3.67%			N. America		171,030	11.8%
Total Cash Equivalents					171,030	11.8%

Total Investments, Investments in Affiliated Investee Funds and Cash Equivalents (Cost $1,170,310 North America, $75,836 Europe, $15,000 Asia)					$1,456,859	100.7%
_______________
(a)Europe includes Europe and Middle East; Asia includes Asia and Australia.
(b)There were no single investments included in this category that exceeded 5% of net assets.
See accompanying notes to Consolidated Financial Statements.

T-POP US Aggregator (CYM), L.P.
Notes to Consolidated Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
1. Organization
T-POP US Aggregator (CYM), L.P. is a Cayman Islands exempted limited partnership formed on September 3, 2024. T-POP US Aggregator (CYM), L.P. with its consolidated subsidiaries collectively form the “Aggregator”. The Aggregator operates in accordance with its limited partnership agreement (as amended, restated or supplemented, the “Aggregator Partnership Agreement”).
TPG Private Equity Opportunities, L.P. (“T-POP”) and TPG Private Equity Opportunities (TE), L.P. (the “Feeder TE”) are private funds exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). T-POP and the Feeder TE are structured as a perpetual-life strategy, with monthly, fully-funded subscriptions and periodic repurchase offers. The Feeder TE invests all or substantially all of its assets indirectly in T-POP. In turn, T-POP invests all or substantially all of its assets in the Aggregator. The Aggregator, then in turn, invests all or substantially all of its assets through funds that hold (directly or indirectly) investments in private equity strategies (the “T-POP Investment Holdings Entities”). The Aggregator has the same investment objectives as T-POP.
The term “Parallel Investment Entity” or “Parallel Investment Entities” refers to one or more parallel vehicles established by, or at the direction of, the Management Company (as defined below) to invest alongside T-POP. The Parallel Investment Entities may be established for certain investors with particular legal, tax, regulatory, compliance, structuring or certain other operational requirements to participate in the Aggregator. Parallel Investment Entities are expected to invest directly, or indirectly through one or more intermediate entities, into the Aggregator. T-POP, the Feeder TE, the Aggregator and its consolidated subsidiaries and any Parallel Investment Entity collectively form the “T-POP Fund Complex”.
Investment operations commenced on June 2, 2025 (the “Commencement Of Operations” or “Initial Closing Date”) when T-POP, the Feeder TE and the Parallel Investment Entity sold unregistered limited partnership units to third parties and began investing and subsequently invested those proceeds into the Aggregator.
TPG Private Equity Opportunities GenPar, L.P., a Delaware limited partnership, is the general partner (the “General Partner”) of T-POP, Feeder TE and the Aggregator. Overall responsibility for oversight of the Aggregator rests with the General Partner, subject to certain oversight rights held by T-POP’s board of directors. The General Partner delegates the Aggregator’s portfolio management function to T-POP Management Company, LLC (the “Management Company”), a Delaware limited liability company. The Management Company has discretion to make investments on behalf of the Aggregator and is responsible for initiating, structuring and negotiating the Aggregator’s investments, as well as actively managing each investment to seek to maximize value. Both the General Partner and Management Company are subsidiaries of TPG.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements (the “Consolidated Financial Statements”) of the Aggregator have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Aggregator is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies (“ASC 946”).

T-POP US Aggregator (CYM), L.P.
Notes to Consolidated Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Basis of Consolidation
As provided under ASC 946, the Aggregator generally does not consolidate its investment in a company unless the Aggregator has a controlling financial interest in (a) an investment company or (b) an operating company whose business consists of providing services to the Aggregator. The Aggregator consolidates in its Consolidated Financial Statements T-POP Investment Holding Entities and other subsidiaries in which the Aggregator has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. At each reporting date, the Aggregator assesses whether it has a controlling financial interest in each of the T-POP Investment Holding Entities or any other reporting entities within the T-POP Fund Complex, and any associated consolidation implications.
From the commencement of operations through September 30, 2025, the Aggregator held a controlling financial interest in all of the T‑POP Investment Holdings Entities and, accordingly, consolidated these entities in its consolidated financial statements. During the fourth quarter of 2025, an additional investor contributed capital to certain T‑POP Investment Holdings Entities. As a result of these transactions, the Aggregator no longer held a controlling financial interest in certain of these entities, and such entities were deconsolidated. Following deconsolidation, the Aggregator’s retained interests in the deconsolidated entities were measured at fair value using the entities’ net asset value (“NAV”) as a practical expedient. The deconsolidation did not have a material impact on the Aggregator’s financial position, results of operations, or cash flows.
Non-Controlling Interests
Non-controlling interests represent the ownership interests in consolidated T-POP Investment Holdings Entities held by parties other than the Aggregator.
Use of Estimates
The preparation of the Consolidated Financial Statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates and such differences could be material to the Consolidated Financial Statements.
Cash Equivalents
Cash Equivalents represent cash held in money market funds, treasury bills and other short‐term highly liquid investments with original maturities of three months or less. Income from money market funds is recorded as Dividend Income and Interest Income in the Consolidated Statement of Operations.
Foreign Currency
Assets and liabilities denominated in foreign currencies are translated into U.S. dollar amounts at the reporting date. Transactions denominated in foreign currencies, including purchases and sales of investments, and income and expenses, are translated into U.S. dollar amounts on the date of such transactions and are included in the Net Change in Unrealized Gain (Loss) on Investments on the Consolidated Statement of Operations. The Aggregator's investments may be denominated in foreign currencies and, thus, are subject to foreign currency exchange rate fluctuations. Investments are translated into U.S. dollar amounts at the reporting date and the adjustment is included in Investments, at Fair Value and Net Change in Unrealized Gain (Loss) on Investments in the Consolidated Statements of Operations.
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

T-POP US Aggregator (CYM), L.P.
Notes to Consolidated Financial Statements
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
Investments at Fair Value and Investments in Affiliated Investee Funds at Fair Value
The Aggregator values its investments at fair value in accordance with ASC 820. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The Aggregator's investments are valued using valuation methodologies applied on a consistent basis as described below.
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

T-POP US Aggregator (CYM), L.P.
Notes to Consolidated Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Fair Value of Investments or Instruments that are not Exchange Traded
In the absence of observable market prices, investment fair values are determined by applying methodologies on a consistent basis. For some investments little market activity may exist. The determination of fair value is then based on the best information available in the circumstances and may incorporate management’s own assumptions and involve a significant degree of judgment, taking into consideration a combination of internal and external factors, such as portfolio company performance and market and economic conditions. The Aggregator’s recent purchase transaction value may be a strong indicator of fair value and, as such, the Aggregator may continue to carry the investment at its transaction value for the first several reporting periods following the purchase of the investment, absent extraordinary factors. When the fair value is determined, it incorporates the latest available data, including values provided by external valuation firms, as well as any cash flow activity related to the investment during the month, updated quarterly financials, where applicable, and market movements. The methodology for determining the fair values of investments in operating companies may include either the income approach, market approach, or both:
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

T-POP US Aggregator (CYM), L.P.
Notes to Consolidated Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Fair Value of Fund Investments
Investments in affiliated or unaffiliated investee funds (“Investee Funds”) are generally valued using the reported net asset value (“NAV” or “Net Asset Value”) of the Investee Funds as a practical expedient for fair value. The Aggregator may, as a practical expedient, estimate the fair value of an Investee Fund based on NAV if the reported NAV of the Investee Fund is calculated in a manner consistent with the measurement principles of ASC 946 as of the reporting entity’s measurement date. The Aggregator has internal processes to independently evaluate the fair value measurement process utilized by the underlying Investee Fund to calculate the Investee Fund’s NAV, both of which are in accordance with ASC 946. Such internal processes include the evaluation of the Investee Fund’s own process and related internal controls in place to estimate the fair value of its underlying investments that are included in the NAV calculation, performing ongoing operational due diligence, review of the Investee Fund’s financial statements and ongoing monitoring of other relevant qualitative and quantitative factors. For direct or indirect investments in unaffiliated funds, the Aggregator generally uses the latest capital account statement received from the unaffiliated GP as a starting baseline. Such information received from the unaffiliated GP is typically one quarter behind the valuation date. If the Aggregator determines, based on its own due diligence and investment monitoring procedures, that NAV does not represent fair value or if the investee fund is not an investment company, the Aggregator will estimate the fair value in good faith and in a manner that it reasonably chooses, in accordance with its valuation policies.
Debt and Other Securities
The fair values of certain debt positions are generally determined on the basis of prices between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments and various relationships between investments. Specifically, for investments in distressed debt and corporate loans and bonds, the Aggregator generally determines fair value by comparing against similar investments. The Aggregator reviews and analyzes prices obtained from external pricing sources to evaluate their reliability and accuracy, and at times, exclude vendor prices and broker quotations that the Aggregator does not believe are representative of fair value. Certain financial instruments may not trade or prices are not readily available, or trade infrequently and, when they are traded, the price may be unobservable and, as a result, multiple external pricing sources may not be available. In such instances, the Aggregator may use an internal pricing model as either a corroborating or sole data point in determining the price. The Aggregator generally engages specialized third-party valuation service providers to assess and corroborate the valuation of a selection of the investments on a periodic basis. As of December 31, 2025, the Aggregator does not hold any debt securities.
Income Taxes
The Aggregator is treated as a partnership for U.S. federal and state income tax purposes and is not subject to U.S. federal and state income tax. As a pass-through entity, each partner or member therein is responsible for income taxes related to income or loss based on their respective share of an entity’s income and expenses. It is possible that the Aggregator may be considered a publicly traded partnership and not meet the qualifying income exception in certain years. In such a scenario, the Aggregator would be treated as a publicly traded partnership taxed as a corporation, rather than a partnership. The investors of the Aggregator would be treated as shareholders in a corporation, and the Aggregator itself would become taxable as a corporation for U.S. federal, state and/or local income tax purposes. In addition, the Aggregator may operate, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.
Uncertain Tax Positions
The Aggregator recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-than-not threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Aggregator reevaluates its tax positions each period in which new information becomes available. The Aggregator’s policy is to recognize tax related interest and penalties, if applicable, as a component of the provision for income taxes on the Consolidated Statements of Operations.

T-POP US Aggregator (CYM), L.P.
Notes to Consolidated Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Dividend and Interest Income
Dividend income from our portfolio companies is recorded on the ex-dividend date, or, in the absence of a formal declaration of a record date, on the date when cash is received from the relevant portfolio company, but excludes any portion of distributions that are treated as a return of capital. Each distribution received from a portfolio company is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. Dividend income from money market funds with financial institutions is recorded on an accrual basis to the extent that the Aggregator expects to collect such amounts.
For the year ended December 31, 2025, dividend and interest income primarily consists of income from money market funds.
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
Organizational Expenses
Until the one-year anniversary of the Initial Closing Date, organizational expenses are paid by the Management Company. After the Registrant, Feeder TE and the Parallel Investment Entity accepted third party investors and commenced investment operations, all costs incurred associated with the organization of the T-POP Fund Complex were expensed.
3. Investments and Fair Value Measurement
The following table summarizes the valuation of the Aggregator’s investments held at fair value by the fair value hierarchy levels as of December 31, 2025:

	December 31, 2025
	Level I	Level II	Level III	NAV	Total
Assets
Cash Equivalents
Money Market Fund	$171,030	$—	$—	$—	$171,030
Total Cash Equivalents	$171,030	$—	$—	$—	$171,030

Investments
Portfolio Companies	$—	$—	$770,674	$—	$770,674
Total Investments	—	—	770,674	—	770,674
Affiliated Investee Funds	—	—	—	515,155	515,155
	$—	$—	$770,674	$515,155	$1,285,829

T-POP US Aggregator (CYM), L.P.
Notes to Consolidated Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of December 31, 2025:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted-Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Portfolio Companies	$419,357	Market Comparables	LTM EBITDA Multiple	3.8x - 27.5x	20.5x	Increase
			FWD EBITDA Multiple	21.0x - 22.0x	21.5x	Increase
			FWD Revenue Multiple	5.0x-5.0x	5.0x	Increase
	236,990	Last Transaction Price	Operating and Market Performance			Increase
	54,306	SOTP	EV/EBITDA Multiple	12.0x - 14.0x	13.4x	Increase
	60,021	Other	Discount Rate	17.5%	17.5%	Decrease
Total Investments	$770,674
The following tables present changes in the fair value of investments for which Level III inputs were used to determine the fair value for the year ended December 31, 2025:

	Level III Financial Assets at Fair Value
	Twelve Months Ended December 31, 2025
	Portfolio Companies	Debt Investments	Total
Balance, Beginning of Period	$—	$—	$—
Purchases	771,187	—	771,187
Proceeds from Investments	(15,359)	—	(15,359)
Transfer Into Level III	—	—	—
Transfer Out of Level III (a)	(100,429)	—	(100,429)
Change in Gain (Loss) Included in Net Assets	115,275		115,275
Balance, End of Period	$770,674	$—	$770,674

Net Change in Unrealized Gain (Loss) on Investments Included in Condensed Consolidated Statement of Operations	$115,275	$—	$115,275
_______________
(a)During the year ended December 31, 2025, the Aggregator deconsolidated certain T-POP Investment Holdings Entities in which the Aggregator did not have controlling financial interest. Accordingly, the Level III investments held at the deconsolidated T-POP Investment Holdings Entities were transferred out of Level III. The Aggregator measures its investment in each deconsolidated T-POP Investment Holdings Entity using the respective entity’s reported NAV as a practical expedient. The deconsolidation did not have a material impact on the Aggregator’s financial position, ongoing operations, or cash flows.

T-POP US Aggregator (CYM), L.P.
Notes to Consolidated Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

NAV as a Practical Expedient
The following table summarizes investments that estimate fair value using NAV as a practical expedient. This includes information such as investment strategy, or industry, unfunded commitments (if applicable) and the fair value of the respective investments. As of December 31, 2025, a majority of these investments may not be redeemed at or within three months of the reporting date and certain investments may not be sold without a general partner’s consent. Certain investments cannot be redeemed and distributions received will be a result of income and/or sales of underlying assets of each investment; however, an estimate of the period of time over which the underlying assets are expected to be liquidated for such investments cannot be made.

NAV as a Practical Expedient Investments by Industry	Unfunded Commitment	Fair Value
Financial Services
Growth VI	$124,010	$79,604
T-POP Investment Holdings III, L.P.	5,550	115,428
T-POP Investment Holdings V, L.P.	13,664	84,498
T-POP Investment Holdings VI, L.P.	15,740	39,865
T-POP Investment Holdings VII, L.P.	78,409	196,661
T-POP HedgeCo LLC	—	(901)
For the year ended December 31, 2025, unrealized gains on investments in affiliated investee funds totaled $81.1 million and is included in the Net Change in Unrealized Gain (Loss) on Investments within the Statement of Operations.
4. Net Assets
The Aggregator, at the direction of the General Partner, has the authority to issue an unlimited number of Class I, Class R-I, and Class F Units (each, an “Aggregator Unit”). The Aggregator has two limited partners, T-POP and a Parallel Investment Entity. All classes of units are issued to both the T-POP limited partner and the Parallel Investment Entity limited partner. T-POP and the Parallel Investment Entity receive monthly subscriptions from their investors, which are in turn invested into the Aggregator. T-POP and the Parallel Investment Entity are issued Class I, Class R-I and Class F Units in exchange for their contributions to the Aggregator.
The term “Transactional NAV” refers to the price at which transactions in the Aggregator’s Units are made, calculated in accordance with a valuation policy that has been approved by the Board of Directors. The purchase price per Aggregator Unit of each limited partner is equal to the Transactional NAV per Aggregator Unit for such limited partner as of the last calendar day of the immediately preceding month. Before the Aggregator determined its first Transactional NAV, the initial purchase price for the Aggregator’s Units was $25.00 per Aggregator Unit. The Aggregator’s Transactional NAV was first determined as of the end of the first full month after the Initial Closing Date. Thereafter, the Transactional NAV is based on the month-end values of investments, the addition of the value of any other assets such as cash and the deduction of any liabilities.
Aggregator Unit issuances related to monthly contributions are effective the first calendar day of each month. Aggregator Units are issued at a price per Aggregator Unit equivalent to the Aggregator’s most recent Transactional NAV per Aggregator Unit available for Class I, Class R-I and Class F Units, which is the Aggregator’s prior month-end Transactional NAV per Aggregator Unit.

T-POP US Aggregator (CYM), L.P.
Notes to Consolidated Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables present transactions in the Units during the year-ended December 31, 2025:

	Class I Units	Class R-I Units	Class F Units	Total Units
Units Outstanding as of December 31, 2024	—	—	—	—
Units Issued	10,350,722	29,109,435	4,353,460	43,813,617
Units Redeemed	(389)	(41,928)	(8,010)	(50,327)
Units Outstanding as of December 31, 2025	10,350,333	29,067,507	4,345,450	43,763,290
Redemption Program
In accordance with the Aggregator Partnership Agreement, the General Partner can cause the Aggregator to offer to redeem Aggregator Units from limited partners to match any repurchase offers made by T-POP and any Parallel Investment Fund. Any redemption of Aggregator Units will be effected by the Aggregator as needed to comply with the redemption program of T-POP and any Parallel Investment Fund and otherwise as determined by the General Partner. A Parallel Investment Fund may withdraw entirely from the Aggregator and have all of its Aggregator Units redeemed by the Aggregator only with the consent of T-POP, including, if applicable, approval by T-POP’s Board of Directors.
5. Line of Credit Arrangement
On August 26, 2025, a subsidiary of the Aggregator, as well as any additional borrower entities that may be added and removed from time to time (the “Borrowers”), entered into an unsecured, uncommitted line of credit (the “Line of Credit”) up to a maximum amount of $250.0 million with TPG Operating Group II, L.P. (the “Lender”), an affiliate of the General Partner. The line of credit expires on August 26, 2026, subject to six-month extension options requiring the Lender’s approval (the “Line Availability End Date”).
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
None of the Lender and its assignees shall have any recourse to any general partner of any Borrower, any investor of any Borrower, including the Fund, or any of their respective assets for any indebtedness or other monetary obligation incurred under the Line of Credit. There were no borrowings during the year ended December 31, 2025 and no amounts outstanding under the Line of Credit as of December 31, 2025.

T-POP US Aggregator (CYM), L.P.
Notes to Consolidated Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

6. Related Party Transactions
Partnership Agreement
The Aggregator has entered into a limited partnership agreement as amended and restated with the General Partner. Under the terms of the Aggregator’s Partnership Agreement, overall responsibility for Aggregator’s oversight rests with the General Partner, subject to certain oversight rights held by T-POP’s Board of Directors.
Management Agreement
The Registrant and a Parallel Investment Entity entered into a management agreement with the Management Company (the “Management Agreement”). The Management Company shall provide portfolio management, risk management and other services to the Registrant and the Parallel Investment Entity (and in the General Partner’s discretion, to any subsidiary of the Registrant and the Parallel Investment Entity) during the term as the Registrant, Parallel Investment Entity and the Management Company shall reasonably agree. Management Fees, in accordance with the Management Agreement, are recognized at the Registrant and the Parallel Investment Entity. Refer to the “Related Party Transactions” section within the respective Notes to the Financial Statements of the Registrant for further details of the Management Agreement.
Certain T-POP Investment Holdings Entities that are consolidated by the Aggregator entered into respective management agreements (the “Investment Holdings Management Agreements”) with the Management Company. Pursuant to the terms of the Investment Holdings Management Agreements, management fees and maintenance fees are calculated and paid by the respective consolidated subsidiaries. For the year ended December 31, 2025, these consolidated funds incurred management fees amounting to $0.09 million and maintenance fees amounting to $0.01 million.
Affiliates
The General Partner, Management Company, Dealer Manager, Feeder TE, and Parallel Investment Entities, the Registrant, and other vehicles sponsored, advised and/or managed by TPG or its affiliates are affiliates of the Aggregator.
Investment Transfer Agreement
Pursuant to the Transfer Agreement (the “Transfer Agreement”), dated as of June 18, 2025 between various affiliated entities of the General Partner (the “Transferors”), T-POP and the Management Company, T-POP (indirectly through the Aggregator) purchased investments that have been warehoused by the Transferors in connection with T-POP’s formation (the “Warehoused Investments”). The Aggregator acquired a total of $400.5 million of Warehoused Investments for the year ended December 31, 2025. Such Warehoused Investments were purchased at historical cost with any unfunded portion of a Warehoused Investment transferred to the Aggregator at no additional cost. The transactions were approved by T-POP’s independent directors. As of December 31, 2025, all investments have been transferred from the warehouse to the Aggregator.
7. Commitments and Contingencies
The Management Company has agreed to advance organizational expenses, on the Aggregator’s behalf through the first anniversary of the Aggregator’s Initial Closing. The Aggregator will reimburse the Management Company for all such advanced expenses ratably over the 60 months following the anniversary of the Initial Closing Date. As of December 31, 2025, the Management Company and its affiliates have incurred organizational expenses amounting to $7.5 million on the Aggregator’s behalf, which are included in Organizational Costs Payable on the Consolidated Statement of Assets and Liabilities.
The Aggregator had unfunded commitments of $82.2 million in portfolio companies and $237.4 million in affiliated investee funds as of December 31, 2025.
The Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of December 31, 2025, the Aggregator was not subject to any material litigation nor was the Aggregator aware of any material litigation threatened against it.

T-POP US Aggregator (CYM), L.P.
Notes to Consolidated Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8. Income Taxes
As of December 31, 2025, the Aggregator has not identified any uncertain tax positions that require recognition or disclosure. The Aggregator files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Aggregator is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, the Aggregator does not believe the outcome of any future audit will have a material adverse effect on the Aggregator’s Consolidated Financial Statements.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA, among other provisions, extends or reinstates certain provisions of the 2017 Tax Cuts and Jobs Act (TCJA). The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact to the Aggregator’s financial statements for the year ended December 31, 2025. The Aggregator will continue to evaluate its future impact as regulations are issued by the U.S. Department of the Treasury.
9. Financial Highlights
The following are the financial highlights of the Aggregator attributed to each Class of Units:

	For the Year Ended December 31, 2025
	Class I Units	Class R-I Units	Class F Units
Per Unit Data
Net Asset Value, Beginning of Period	$—	$—	$—
Proceeds from Units Issued	28.86	27.11	25.38
Redemptions For Expense	(0.05)	(0.04)	(0.07)
Net Investment Income (Loss)	(0.06)	(0.13)	(0.17)
Provision for Income Taxes	—	—	—
Net Change in Unrealized Gain (Loss) on Investments and Derivative Contracts	2.74	4.55	6.34
Net Change in Realized Gain (Loss) on Investments	0.07	0.07	0.07
Net Asset Value, End of Period	$31.56	$31.56	$31.55
Units Outstanding, End of Period	10,350,333	29,067,507	4,345,450
Total Return Based on Net Asset Value(a)	26.23%	26.25%	26.20%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Total Expenses	(1.53)%	(1.61)%	(1.61)%
Net Investment Loss	(0.57)%	(0.68)%	(0.65)%
_______________
(a)Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with T-POP’s distribution reinvestment plan) divided by the initial Net Asset Value per Unit of $25.00. Total return does not include upfront transaction fees, if any.
10. Subsequent Events
From January 1, 2026 through February 1, 2026, the Aggregator received additional subscriptions for a total of $207.1 million
The Aggregator’s management evaluated subsequent events through the date of issuance of these financial statements. Other than the event disclosed above, there have been no events since December 31, 2025 that require recognition or disclosure in the Financial Statements.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors and Executive Officers
Overall responsibility for T-POP’s oversight rests with the General Partner, subject to certain oversight rights held by the Registrant’s Board of Directors. The General Partner has appointed members to the Board of Directors, including Independent Directors. The Board of Directors holds certain oversight rights, including with respect to particular conflicts of interest, as outlined herein and in the Registrant’s Partnership Agreement.
Approval of the Independent Directors will also be required for (i) the suspension of (x) the calculation of the NAV of the Units, (y) the offering or (z) the Redemption Program, (ii) any material modification to (x) the Valuation Policy and (y) the Redemption Program and (iii) the fair valuation of any Equity Investment that the General Partner has determined to value outside of the applicable range provided by T-POP’s independent valuation advisor.
Board of Directors and Executive Officers
Information regarding the Board of Directors and executive officers are set forth below:

Name	Age*	Position	Position Held Since
Todd Sisitsky	54	Chairperson	2025
Nicole Musicco	51	Independent Director	2025
Patrick Sullivan	65	Independent Director	2025
Gary Pinkus	65	Independent Director	2025
Jack Weingart	59	Chief Executive Officer, Director	2024
Joel Thickins	47	Director	2025
Katherine Wood	41	Co-President	2024
Matt Jones	49	Co-President	2024
Matt White	42	Chief Financial Officer	2024
Ayanna Clunis	52	Chief Operating Officer	2024
Jenny B. Neslin	43	General Counsel	2024
_______________
*    As of March 10, 2026
Each director will hold office until his or her death, resignation, removal or disqualification. The address for each of the Registrant’s directors is c/o T-POP Management Company LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
Each officer holds office at the pleasure of the General Partner until his or her successor is duly appointed and qualified.
Biographical Information
Directors
The Registrant’s directors have been divided into two groups — non-Independent Directors and Independent Directors.

Non-Independent Directors
Todd Sisitsky - Mr. Sisitsky is a Partner and the President of TPG. He is a member of TPG’s Board of Directors and co-chairs the firm’s management committee. Mr. Sisitsky co-leads TPG’s investment activities in the healthcare services, pharmaceuticals and medical device sectors, and previously served as Co-Managing Partner of TPG Capital, TPG’s scale private equity business in the United States and Europe from 2015 to 2024. He has played leadership roles in connection with TPG’s investments in Allogene Therapeutics, Adare Pharmaceuticals, Aptalis, Biomet, Ellodi Pharmaceuticals, Fenwal, Healthscope, Immucor, IQVIA Holdings, Inc. (and predecessor companies IMS Health and Quintiles), Monogram Health, Par Pharmaceutical and Surgical Care Affiliates. Mr. Sisitsky currently serves on the public company board of directors of IQVIA Holdings, Inc. and Allogene Therapeutics, Inc. and has, within the last five years, served on the board of Endo International plc. He also serves on the private company board of directors of Confluent Medical Technologies, Convey Health Solutions (formerly public) and Monogram Health. Mr. Sisitsky serves on the board of trustees of Dartmouth College the board of directors of the international non-profit, Grassroot Soccer, and the board of directors of Ownership Works, a non-profit organization. He received a Bachelor of Arts degree from Dartmouth College, where he graduated summa cum laude, and an M.B.A. from the Stanford Graduate School of Business, where he was an Arjay Miller Scholar.
Jack Weingart - Mr. Weingart is a Partner and the Chief Financial Officer of TPG. Until December 2024, he also served as a member of TPG’s Board of Directors. Mr. Weingart previously served as the Co-Managing Partner of TPG Capital from 2017 until his appointment as Chief Financial Officer. Between 2006 and 2017, he served as Managing Partner of the Funding Group, which comprised the firm’s fundraising and capital markets activities. Prior to joining TPG in 2006, Mr. Weingart was a Managing Director at Goldman, Sachs & Co., responsible for managing the firm’s West Coast leveraged finance and financial sponsor business. Mr. Weingart currently serves on the board of directors of Viking Holdings, Ltd. (NYSE:VIK). Mr. Weingart has previously served on the boards of directors of several private companies, including J.Crew Group, Inc., Chino Holdings, Inc. and Chobani, and the board of Awaso Hope Foundation, a non-profit organization. Mr. Weingart received a Bachelor of Science degree in Electrical Engineering and Computer Sciences from the University of California at Berkeley.
Joel Thickins - Mr. Thickins is is a Partner and the Co-Head of Asia at TPG, Co-Managing Partner for TPG Capital Asia, and the Managing Partner of TPG Emerging Companies Asia (TĒCA). He is the current Chairman of Greencross Limited, Australia and New Zealand’s largest pet wellness and vets platform, the Deputy Chairman of Novotech Health Holdings, a globally recognized full-service biotech specialist clinical research organization, and a Director at InvoCare, a leading provider of funeral, cemetery, and crematoria services in Australia, New Zealand, and Singapore. Previously, Mr. Thickins served as Chairman at Invocare, iNova Pharmaceuticals, a leading independent consumer healthcare and medicine products company, Made Group, one of Australia’s largest healthy food and beverage businesses, and Funlab, Australia’s premier creator of competitive socializing experiences. He is also a former Director of Ingham’s and Accolade Wines. Joel received an MBA from the University of Melbourne.
Independent Directors
Nicole Musicco - Ms. Musicco is the Co-Founder and Managing Partner of Square Nine Capital, a private credit investment firm. Previously, Ms. Musicco served as Chief Investment Officer of the California Public Employees' Retirement System (CalPERS) until October 2023, where she oversaw total fund investment and operational strategies. Prior to joining CalPERS in March 2022, Ms. Musicco was a partner at RedBird Capital Partners, an investment firm where she led the firm’s Canadian investment business. Ms. Musicco also previously managed the private markets investment program at the Investment Management Corporation of Ontario (IMCO). Ms. Musicco’s experience includes 16 years with the Ontario Teachers’ Pension Plan where she led the public equity investment team and oversaw the private equity fund and co-investment program. Ms. Musicco previously served on the board of directors of Enthusiast Gaming Holdings Inc. (NASDAQ: EGLX) and Playmaker (TSX-V: PMKR). Ms. Musicco holds a Bachelor of Science in Kinesiology from Western University in London, Ontario, and a Bachelor of Arts in Honors Business Administration and Master of Business Administration from Western’s Ivey School of Business.

Patrick Sullivan - Mr. Sullivan served as a partner of PricewaterhouseCoopers LLP from 1993 until his retirement in 2020. From 2014 to 2020, Mr. Sullivan led PricewaterhouseCoopers LLP’s New York market private equity practice. Over his career, he primarily led teams in assisting global private equity and corporate clients in their evaluation of potential transactions across a wide range of industries, including consumer, energy, technology, business services and industrials. In addition, Mr. Sullivan worked extensively with portfolio companies on financings, operational improvements, and public and private exits. Mr. Sullivan also serves on the board and audit committee of 26North BDC, Inc., a registered, private business development company, as well as on a variety of private company boards as a director and audit committee member, including Allego, N.V., HDT HoldCo, Inc., Reorganized Careismatic Brands, LLC, and TruRoots Management, LLC. Mr. Sullivan received a B.S. in Accounting from the University of Maryland.
Gary Pinkus - Mr. Pinkus is a Senior Partner Emeritus for McKinsey & Company, having previously served as Chairman of McKinsey & Company (“McKinsey”) in North America from 2018 to 2024. Prior to that role, he served as the managing partner of McKinsey’s North America practice from 2015 to 2018, managing partner of McKinsey’s West Coast practice from 2006 to 2013 and managing partner of McKinsey’s San Francisco office from 2003 to 2006. Mr. Pinkus is also the former global leader of McKinsey’s Private Equity & Principal Investors Practice, which he helped found more than two decades ago. He has served on McKinsey’s Shareholders Council since 2009 and has chaired McKinsey’s Senior Partners Committee since 2019. Mr. Pinkus also previously chaired McKinsey’s Risk, Audit and Governance Committee, Strategy Committee and Finance and Infrastructure Committee. Mr. Pinkus currently serves on the board of directors of Walker & Dunlop, Inc., a publicly traded commercial real estate finance and advisory service firm, and Bloom Energy Corporation, a publicly traded manufacturer of solid oxide fuel cells. Mr. Pinkus also serves on the board of directors of Sackville Capital, a private family office in the United Kingdom, and as an advisor for PACT Capital Partners. He also currently chairs the Advancement, Development and Communications Committee and serves on the Executive Committee of the Board of Trustees of Wake Forest University and as Chair of the U.S. Ski and Snowboard Finance Committee and member of its governing board. Mr. Pinkus holds a B.A. in English and Quantitative Economics from Stanford University and an M.B.A. from Harvard Business School.
Executive Officers
Katherine Wood - Ms. Wood is a Partner and is based in San Francisco, where she is a member of the Healthcare group. She currently serves on the Boards of Surescripts, Nextech Systems, LifeStance Health, Convey Health Solutions, and Ellodi, and was previously on the Boards of Adare, AskBio, and Neogene Therapeutics. She was also involved in founding TPG’s Women’s Affinity Group and serves as its Firmwide Chair. Prior to joining TPG in 2009, Ms. Wood worked in healthcare investment banking at Goldman, Sachs & Co. Ms. Wood received a B.S. with Honors in molecular and cell biology from Stanford University and an M.B.A. with Distinction from Harvard Business School.
Matt Jones - Mr. Jones is the Co-Managing Partner of TPG GP Solutions based in London. Prior to joining TPG, Mr. Jones spent more than 20 years with Pantheon, where he most recently served as Co-Head of Pantheon’s Global Secondaries Team and a member of Pantheon’s International Investment Committee. In this role, Mr. Jones was responsible for managing Pantheon’s global secondary business, overseeing business building, deal origination, and investing activities. He held the role from 2017-2021. Mr. Jones started his career at HM Treasury, the British government’s economic and finance ministry. He has a BA in economics and politics from Leeds University.
Matt White - Mr. White is a Partner and the Deputy Chief Accounting Officer at TPG, based in Fort Worth, Texas. In this role, he oversees TPG’s public company and corporate accounting and reporting processes. He leads TPG’s accounting policy and strategy efforts, as well as SEC reporting and SOX processes. Prior to joining TPG in 2021, Mr. White served as a Partner at Ernst & Young LLP, a public company accounting firm. He provided technical and operational accounting services to companies across a variety of industries, with a focus on alternative asset managers and real estate firms. In addition to significant accounting experience, Mr. White’s experience included leading companies through complex capital markets transactions. Mr. White graduated with a Master of Science degree in Accounting from the University of Notre Dame and a Bachelor’s degree in Finance from the University of North Texas.

Ayanna Clunis - Ms. Clunis is a Partner and Head of Operations at TPG based in Fort Worth, Texas. Prior to joining TPG, Ms. Clunis was with J.P. Morgan where she most recently served as a Managing Director and Head of Markets Operations Transformation and Securities Operations within the Corporate and Investment Banking Division. She brings more than 20 years of experience in financial services, including at Bank of America, Goldman Sachs, and Citi, where she led complex organizational change and implemented innovative technical solutions to enable efficiency and scale. She currently serves on the Board of First Candle and Duke University Alumni Council and is Board Chair of Measures for Justice. Ms. Clunis earned her MBA from Fuqua School of Business at Duke University, and a BS in Chemical Engineering from Cornell University.
Jenny B. Neslin - Ms. Neslin is a Managing Director and General Counsel, Registered Funds, at TPG and serves as General Counsel and Secretary of TPG Mortgage Investment Trust, Inc. (NYSE: MITT) and TPG Twin Brook Capital Income Fund. Prior to joining TPG Angelo Gordon in 2021, Ms. Neslin was Managing Director and Deputy General Counsel at Colony Capital, Inc. (now known as DigitalBridge Group, Inc. (NYSE: DBRG)), where she was responsible for capital markets activities (including public and private equity and debt offerings), ongoing disclosure and reporting obligations under U.S. federal securities laws and corporate governance matters. Prior to joining NorthStar Realty Finance Corp. (which was acquired by Colony in 2017) as Associate General Counsel in 2013, Ms. Neslin was an associate in the Capital Markets group at Clifford Chance US LLP, where she primarily advised REITs and investment banks in public and private capital markets transactions. Ms. Neslin holds a Bachelor of Music in Music Business from New York University and a J.D. from Benjamin N. Cardozo School of Law at Yeshiva University.
Leadership Structure and Oversight Responsibilities
Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the Board. The Registrant entered into the Management Agreement pursuant to which the Management Company, an affiliate of the General Partner, manages the Fund on a day-to-day basis. The Board is currently composed of six members, three of whom are Independent Directors. As described below, the Board has established an Audit Committee to assist the Board and the General Partner in fulfilling their oversight responsibilities.
Committees
The Board of Directors has established an Audit Committee and may form additional committees in the future.
Audit Committee
The Audit Committee is comprised of Ms. Musicco, Mr. Pinkus, and Mr. Sullivan, each of whom is an Independent Director. Mr. Sullivan serves as Chair of the Audit Committee. The Registrant’s Board determined that Mr. Sullivan is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act.
The General Partner may appoint additional independent directors to the Audit Committee from time to time.
In accordance with its written charter adopted by the Board, the Audit Committee monitors (i) the adequacy of the Registrant’s accounting and financial reporting processes, policies and practices, (ii) the integrity of the financial statements of the Registrant and the independent audit thereof, (iii) the adequacy of the Registrant’s overall system of internal controls and, as appropriate, the internal controls of certain service providers, (iv) the qualifications and independence of the Registrant’s independent registered accounting firm (the “independent accountants”), and (v) the performance of the Registrant’s internal audit function, if any, and the independent accountants.
Investment Committee
All equity investments in which T-POP participates are reviewed and approved by the Investment Committee and the Investment Committee’s process includes ensuring such investments are consistent with T-POP’s investment objective and the portfolio construction targets described herein. The Investment Committee will review and assess valuations, diligence materials, pricing, structure, liquidity profile and other key metrics related to potential investments proposed by T-POP’s management team. The Investment Committee will also conduct periodic reviews of T-POP’s allocation targets and portfolio construction.

The Investment Committee consists of Todd Sisitsky, Jack Weingart, Matt Jones, Katherine Wood, Jonathan Garfinkel, Matthew Hobart and Julie Hong. For information concerning the background of Mr. Sisitsky, Mr. Weingart, Mr. Jones and Ms. Wood, see “—Directors and Executive Officers” above. Information concerning the background of the remainder of the members of the Investment Committee is set forth below.
Jonathan Garfinkel - Mr. Garfinkel is a Partner of TPG based in San Francisco, and a Managing Partner of TPG Rise Climate, the Firm’s dedicated climate impact investing platform, where he is Co-Head of the private equity business. Mr. Garfinkel joined TPG in 1998 and through 2010 predominantly worked on the TPG Capital private equity investment team in both San Francisco and London. Thereafter, he served in numerous firm-related roles, including leadership of corporate development and compensation, and was TPG’s Co-Chief Operating Officer from January 2019 to June 2021. Mr. Garfinkel currently serves on the boards of Pike Corporation, Summit Carbon Solutions, Monolith, Beta Technologies (observer), Olympus Terminals, Elevated Materials, and Resources For The Future. He is on the faculty of the Stanford Graduate School of Business, where he teaches the course Climate Finance in Private Markets. He also serves on the board of Stanford Healthcare and the Advisory Council of the Stanford Cancer Institute. Mr. Garfinkel holds a B.A. in Economics from Stanford University, an M.B.A. from the Stanford Graduate School of Business, and an M.A. in Education from the Stanford Graduate School of Education.
Matthew Hobart - Matthew Hobart is the Co-Managing Partner of TPG Growth, the middle market buyout and growth equity business of TPG. Mr. Hobart leads the Healthcare investments for both TPG Growth and the Rise Fund. He is currently a board member of GoHealth Urgent Care, Precision Medicine Group, BGB Group, K2 Medical Research, Banyan Treatment Centers, RefleXion Medical and the City of Hope. His previous board service includes Q-Centrix Inc., Medical Solutions Inc., Blue Cloud Pediatric Surgery Centers, Evolent Health, Crunch Fitness, NorthStar Anesthesia, Asia Healthcare Holdings, Greencross, Cancer Treatment Services International, Schiff Nutrition International, Center for Health Education and Access, the San Francisco University High School and the San Francisco Ballet. Prior to TPG, Mr. Hobart made private equity investments in the United States and Europe for Morgan Stanley Capital Partners III L.P. and Morgan Stanley Global Emerging Markets Fund. Mr. Hobart holds a BA in Economics from Miami University and an MBA from Stanford University Graduate School of Business.
Julie Hong - Ms. Hong is a Partner of TPG and serves as global co-head of TPG’s client and capital formation group. Between 2013 and 2024, she served as global head of TPG’s equity capital markets business. Prior to joining TPG, Ms. Hong was a director at Bank of America Merrill Lynch, in the equity capital markets division. Ms. Hong serves on the boards of Delinea and TPG RE Finance Trust, Inc. (NYSE: TRTX) and has previously served on the boards of Univision Communications, TPG Pace Tech Opportunities Corp, and TPG Pace Solutions Corp. Ms. Hong received a B.A. in Economics, cum laude, from Harvard College.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics which applies to the principal executive officer, principal financial officer, principal accounting officer, directors, officers and employees (if any) of the Fund, all officers of the General Partner and the Management Company, and all officers and employees of affiliates of the General Partner and the Management Company who provide services to us. The Code of Business Conduct and Ethics is available on our website at https://tpop.tpg.com under “Governance Documents.” We intend to disclose any waiver of the Code of Business Conduct and Ethics, as legally required, on our website.

Insider Trading Policy

Our insider trading policy establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code (officers, directors, and employees of the Fund, if any, the General Partner and the Management Company, including members of the Management Company’s investment committee, and officers and employees of TPG or any of its affiliates acting for or on behalf of the Registrant) restricts or prohibits certain transactions by Covered Parties and their immediate family members (collectively, “Insiders”) and subjects transactions by certain Insiders to pre-approval requirements when trading in the Partnership’s securities. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations. The insider trading policy is filed as Exhibit 19.1 to this report, and the foregoing description is qualified by reference to such exhibit.

Item 11. Executive Compensation
(a)    Compensation of Executive Officers
The Registrant does not currently have any employees and does not expect to have any employees. Services necessary for the Registrant’s business are provided by individuals who are employees of the Management Company, the General Partner or their affiliates, pursuant to the terms of the Management Agreement and the Registrant’s Partnership Agreement, as applicable. The Registrant’s day-to-day investment operations will be managed by the General Partner and Management Company. Most of the services necessary for the sourcing and administration of the Registrant’s investment portfolio are provided by investment professionals employed by the Management Company or its affiliates.
None of the Registrant’s executive officers will receive direct compensation from the Registrant. Certain executive officers and Non-Independent Directors, through their financial interests in the General Partner or Management Company, are entitled to a portion of the profits earned by the General Partner or Management Company, which includes any fees, including compensation discussed herein, payable to the General Partner or Management Company under the terms of the Management Agreement and the Registrant’s Partnership Agreement, as applicable, less expenses incurred by the General Partner and Management Company in performing its services under the Management Agreement and the Partnership Agreement, as applicable. See “Item 1. Business—Management Agreement” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
(b)    Compensation of Directors
No compensation will be paid to the Registrant’s directors who are not Independent Directors. The Registrant pays each Independent Director: (i) $150,000 per year (prorated for any partial year), with 50% of such retainer payable in cash and the remaining 50% payable in Units and (ii) an additional fee of $10,000 per year for the Chair of the Audit Committee, payable in cash. However, each Independent Director may elect to increase up to 100% the portion of total compensation paid in Units. The Registrant also pays the reasonable out-of-pocket expenses incurred by each Independent Director in connection with the fulfillment of his or her duties as an Independent Director.
The following table sets forth the compensation earned or paid by us to our directors for the fiscal year ended December 31, 2025:

Name	Fees Earned or Paid in Cash	Unit Awards(1)	Total
Todd Sisitsky	$—	—	$—
Jack Weingart	$—	—	$—
Joel Thickins	$—	—	$—
Nicole Musicco	$66,042	97,200	$163,242
Gary Pinkus	$14,063	45,216	$59,279
Patrick Sullivan	$74,847	97,200	$172,047
_______________
(1)Represents the aggregate grant date fair value of awards of restricted Class F Units calculated under the FASB’s ASC Topic 718, Compensation — Stock Compensation. The number of restricted Class F Units awarded to each of our independent directors was determined by dividing the total unit award dollar amount by the then-current NAV at the date of grant. On June 2, 2025, grants of restricted Class F Units were made to each of Ms. Musicco and Mr. Sullivan, using the NAV transaction price as of June 2, 2025, and resulted in grant amounts of 3,888 restricted Class F Units to each such director. Out of such 3,888 Class F Units, 888 units were fully vested on the date of grant and the remaining 3,000 Class F Units vest one year following the date of grant on June 2, 2026. Additionally, on October 27, 2025, in connection with Mr. Pinkus joining the Board, Mr. Pinkus received a grant of 1,588 restricted Class F Units, based on a transaction price as of September 30, 2025. Such restricted Class F Units shall vest one year following the date of grant on June 2, 2026.

Compensation Committee Interlocks and Insider Participation
There is currently no compensation committee of the Registrant’s Board of Directors and the Registrant’s Board of Directors do not make determinations regarding compensation of executive officers because the Registrant does not directly pay any compensation to the executive officers.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
As of March 19, 2026, The following table sets out certain ownership information with respect to the Registrant’s Units for each of its directors and executive officers and all directors and officers as a group. None of the Classes of Units have voting power.

Name and Address(1)	Class F Limited Partnership Units Owned	Percentage
Todd Sisitsky	—	—%
Nicole Musicco	3,888	*
Patrick Sullivan	3,888	*
Gary Pinkus	4,454	*
Jack Weingart	—	—%
Joel Thickins	—	—%
Katherine Wood	—	—%
Matt Jones	—	—%
Matt White	—	—%
Ayanna Clunis	—	—%
Jenny B. Neslin	—	—%
All current directors and officers as a group (11 persons)	12,230	*
_______________
* Less than one percent.
(1)Address for all directors and officers is 301 Commerce Street, Suite 3300 Fort Worth, TX 76102.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
(a)    Transactions with Related Persons, Promoters and Certain Control Persons
Management Agreement; the Registrant’s Partnership Agreement
The Registrant entered into the Management Agreement with the Management Company pursuant to which the Registrant pays management fees and certain Fund expenses. The Registrant also entered into the Partnership Agreement, pursuant to which the General Partner is entitled to receive the Performance Participation Allocation. In addition, pursuant to the Management Agreement and the Registrant’s Partnership Agreement, the Registrant reimburses the Management Company and General Partner for certain expenses as they occur. The following description includes a summary of such fees and expenses pursuant to the Partnership Agreement and Management Agreement, and does not contain all of the information that you may find useful. For additional information, investors should read the copies of such agreements, which are filed as exhibits to this Annual Report on Form 10-K. See also “Item 1. Business—Management Agreement,” and “Item 1. Business—Compensation of the Management Company.”

Management and Maintenance Fees
The Partnership Agreements, together with the Management Agreement, require the Fund (directly or indirectly through an Intermediate Entity) to pay the Management Company (a) the Management Fee, calculated and payable monthly in arrears equal to, for each calendar month commencing six calendar months after the Initial Closing, in the aggregate, (i) 1.25% of the Fund’s NAV per annum of the Class S Units, Class D Units and Class I Units and (ii) 1.00% of the Fund’s NAV per annum of the Class R-S Units, Class R-D Units and Class R-I Units for a 36-month period following the sixth-month anniversary of the Initial Closing, and 1.25% of the Fund’s NAV per annum of such Units thereafter, and (b) the Maintenance Fee, equal to 0.10% of the Fund’s NAV per annum. The Management Company may elect to receive the Management Fee in cash, Units of the Fund or any Parallel Investment Entities, and/or shares, interests or units (as applicable) of the Intermediate Entities (which may, for the avoidance of doubt, be paid or allocated directly by an Intermediate Entity). The Maintenance Fee is payable in cash. The Management Fee is payable to the Management Company in consideration for its investment management services and the Maintenance Fee is payable to the Management Company in consideration for its operational services. See “Item 1. Business—Management Fee” and “Item 1. Business—Maintenance Fee” for more information regarding the Management Fee and Maintenance Fee.
Management Fee Offset
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
“Net Fee Income” means the Fund’s proportionate interest in “break-up fees” and “portfolio fees”.
“Break-Up Fees” means, with respect to any potential investment, all cash and other consideration received by the Management Company, the General Partner or any of their affiliates (other than the Fund or any Parallel Investment Entity) specifically in connection with the termination, cancellation or abandonment of the Fund’s portion of such potential investment.
“Portfolio fees” means, with certain exceptions as set forth in Feeder (A)’s Partnership Agreement, all cash and other consideration received by the Management Company or the General Partner, their respective employees, any partner of the General Partner or their respective affiliates, other than the Fund or any Parallel Investment Entity from or in respect of such portions of Investments in portfolio companies then held by the Fund as acquisition and disposition fees, directors’ fees, financial consulting fees, advisory fees, monitoring fees and any other fees earned on or relating to the making, disposition or management of Investments, other than Capital Markets Fees, Specialized Operational Services Expenses, expenses related to Foreign Office Services, fees and expenses of additional service providers that are TPG affiliates relating to services provided to the Fund and its subsidiaries and portfolio companies in the future, the Management Fee, the Servicing Fee and the Maintenance Fee, and in each case, net of any reimbursement for Specialized Operational Services Expenses from Portfolio Fees.
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

For purposes of the foregoing, the Partnership Agreements stipulate that only those individuals who are employees are TPG’s affiliates, and therefore, TPG excludes from Portfolio Fees the fees non-employees (including former employees) earn from portfolio companies. Whether an individual is an employee generally turns on whether certain indicia of employment are present. This determination is highly fact dependent and involves complex judgments within varying legal and regulatory frameworks. As a general matter, TPG does not expect to treat its Senior Advisors or other advisors, consultants or strategic business partners as employees or otherwise consider them its affiliates. Some of these individuals are former TPG employees.
Certain other fees and expense reimbursements are not included in the definition of Portfolio Fees, and therefore, these amounts do not offset the management fee. These amounts include, but are not limited to:
•reimbursement payments to TPG for specialized operational services (see “Item 1A. Risk Factors—Conflicts of Interest—Fund Fees and Expenses—Fund Expenses—Specialized Operational Services”);
•reimbursement payments to TPG for Foreign Office Services provided by the Management Company or an affiliate (see “Item 1A. Risk Factors—Conflicts of Interest—Fund Fees and Expenses—Fund Expenses——Foreign Office Services”);
•any amounts paid by a platform company to its management team (see “Item 1A. Risk Factors—Conflicts of Interest—Platform Companies”);
•any profits interests or other compensation or amounts payable by a portfolio company or the Fund to an affiliate of TPG’s (including former Senior Advisors) pursuant to an arrangement that was entered into prior to such person becoming an affiliate of TPG, regardless of when the interests, compensation or amounts crystallize or vest;
•any amounts paid by a former portfolio company, such as directors’ fees a former portfolio company pays one of TPG’s professionals who remains on the company’s board of directors following the Fund’s disposition of its investment in the company;
•any underwriting, structuring, syndication, private placement, arranging or other broker-dealer or capital markets fees, discounts or commissions paid to TPG Capital BD (or other affiliates) (see “Item 1A. Risk Factors—Conflicts of Interest—Participation of TPG Capital BD and Related Entities in Capital Markets Activity”);
•the portion of any fee allocable to another TPG fund, portfolio company management or other third parties (even if it is received by the Fund, the Management Company, the General Partner or any of their affiliates);
•any fee paid to a co-underwriter or co-sponsor of an investment;
•carried interest, management fees or other fees received by an affiliate of the General Partner from other vehicles or other parties (other than the Fund) who hold interests in portfolio companies;
•any amounts paid by TPG’s portfolio companies as reimbursement for any out-of-pocket costs and expenses it incurs in connection with a transaction, including travel expenses, whether or not these expenses would be payable by the Fund if not for such reimbursement;
•a portion of a transaction or other fee received from an actual or prospective portfolio company that TPG in its sole discretion agree to pay to a third party, such as a consultant, advisor, Senior Advisor, finder, broker and/or investment bank (as the third-party fee is not a fee that TPG is entitled to retain);
•any amounts paid by the Fund or by portfolio companies to persons designated in the Partnership Agreements as unaffiliated with TPG, such as Y Analytics;

•any fees, compensation or benefit received by TPG that are not related to the making, management or disposition of investments on behalf of the Fund, including any such amounts paid in connection with the provision of other services provided by TPG to any portfolio companies; and
•any amounts the Independent Directors approve not to treat as Portfolio Fees.
Receiving amounts that do not offset the Management Fee gives TPG an incentive to maximize such amounts and to make and structure investments that could generate such amounts, even if TPG otherwise would not make such an investment in their absence.
The Partnership Agreements allow TPG to receive Portfolio Fees from the Fund’s portfolio companies, and TPG expects to receive such fees. The amount, structure, timing and other terms of any Portfolio Fees will vary depending on the terms of TPG’s agreements with each portfolio company. Some Portfolio Fees are payable upon closing of a particular transaction or other events, whereas other Portfolio Fees are payable in annual installments, with the possibility that those annual payments accelerate upon specified events. For example, TPG charges certain portfolio companies annual monitoring fees under a management services agreement. The monitoring fees can be a fixed annual amount or a floating amount, sometimes based on a percentage of the company’s earnings. There can be no assurance that the amount of fees charged will be proportional to the amount of hours or value of work performed on behalf of the portfolio company. A management services agreement typically has a stated term of ten years, though TPG expects a management services agreement to terminate when the Fund ceases to hold a material interest in the relevant portfolio company. In certain circumstances (such as the occurrence of an initial public offering or a sale where the Fund maintains a material interest), the termination of the management services agreement may result in the acceleration of the payment of all or a portion of the monitoring fees or may result in the payment of other exit, performance-based or termination fees. Portfolio Fees are often received from operating companies, but TPG is also authorized to receive Portfolio Fees from holding companies or special purpose vehicles TPG establishes to make investments, including those over which TPG exercises complete discretion. The fees paid by portfolio companies in these situations may be significant. TPG also may receive Portfolio Fees in kind, including equity, profits interests, grants or other similar interests in the Fund’s portfolio companies, which could be significant, and in hindsight, these amounts may ultimately be worth significantly more than if TPG had received cash. In general, TPG typically does not negotiate Portfolio Fees with portfolio companies on an arm’s-length basis. Portfolio Fees could adversely affect a portfolio company’s financial performance.
Performance Participation Allocation
In addition to the Management Fee and Maintenance Fee received by the Management Company, the General Partner will be allocated or distributed a Performance Participation Allocation by the Fund (directly or indirectly through an Intermediate Entity), equal to 12.5% of Total Return attributable to Investor Units subject to a 5% annual Hurdle Amount and a High Water Mark with a 100% Catch-Up. See “Item 1. Business—Performance Participation Allocation.”
Since the amount of the Performance Participation Allocation allocable to the General Partner depends on the Fund’s performance, TPG has an incentive to approve and cause the Fund to make more speculative investments than it would otherwise make in the absence of such Performance Participation Allocation. TPG also has an incentive to dispose of the Fund’s investments at a time and in a sequence that would generate the most Performance Participation Allocation, even if it would not be in the Fund’s interest to dispose of the investments in that manner. A similar incentive exists at the level of the Third-Party Manager-led Funds in which the Fund may invest. The general partner clawback with respect to the Fund’s indirect clawback liability pertaining to Third-Party Managers in which the Fund may invest in respect of the Fund’s applicable share of carried interest generated by such Third-Party Managers, potentially creates other misalignments of interests between such Third-Party Managers, on the one hand, and the investors in the Third-Party Manager-Led Funds on the other hand, such as an incentive for the Third-Party Managers to make more speculative investments, to defer disposition of an investment that would result in a realized loss (or a return on investment that was less than the preferred return, where applicable under the organizational documents of the relevant Third-Party Manager-Led Funds) and trigger the clawback, or delay the dissolution and liquidation of a Third-Party Manager-Led Fund if doing so would trigger a clawback obligation and/or seek to deploy capital in investments at an accelerated pace. TPG will generally have no control over the decision to dispose of underlying investments made by Third-Party Manager-Led Funds in which it invests, and will be reliant upon such Third-Party Managers to make such decisions in a fair and reasonable manner and on a timely basis. In addition, the tax treatment of performance allocations may result in various incentives. For instance, tax reform enacted in 2017 has generally increased to three years the holding period required in order for professionals to treat performance allocations as long term capital gain, and further changes have recently been under discussion in the U.S. Congress that, if enacted, could increase such required holding period or recharacterize performance allocations as ordinary income rather than as a capital gain. Similar rules may operate in other jurisdictions. The 2017 tax reform and future changes in tax law on the treatment of performance allocations could reduce the after-tax returns of individuals associated with the General Partner or the Management Company who were or may in the future be granted direct or indirect interests in the Performance Participation Allocation, which could make it more difficult for TPG and its affiliates to incentivize, attract and retain individuals to perform services for the Fund. In addition, the longer holding period required by the 2017 tax reform creates an incentive for Third-Party Managers in which the Fund invests to accelerate deployment of capital at the beginning of the investment period of closed-ended funds they manage, and TPG and Third-Party Managers in which the Fund invests to hold investments for longer periods in order for the gain from their dispositions to qualify for long term capital gain treatment under the performance allocation rules, even if it would be in the Fund’s interest to hold the investments for shorter periods. It may also incentivize TPG to cause the Fund or its subsidiaries to borrow more frequently, in greater amounts, or for longer periods. Furthermore, in certain instances, the General Partner may receive a Performance Participation Allocation with respect to a distribution in-kind of non-marketable securities. The amount of the Performance Participation Allocation will be dependent on the valuation of the non-marketable securities distributed, which will be determined by the General Partner and could incentivize the General Partner to value the securities higher than if there were no Performance Participation Allocation. The General Partner can engage a third party to determine the value of securities distributed in-kind or non-marketable securities and rely upon the third-party opinion of value, but there can be no assurance such an opinion will reflect value accurately. Moreover, the General Partner has the authority to amend the Partnership Agreements to address any law or regulation that would materially adversely affect the U.S. federal, state or local treatment of the Performance Participation Allocation to the General Partner, or its direct or indirect owners, which amendment would not add to the obligations of Limited Partners, without consent from the Independent Directors.
As further described in “Item 1. Business—Performance Participation Allocation,” the Performance Participation Allocation will be made, and the Management Fee and Maintenance Fee will be payable, without taking into account accrued and unpaid taxes of any Intermediate Entity (including Corporations) through which the Fund indirectly invests in an Investment or taxes paid by any such Intermediate Entity during the applicable Reference Period or month (as the case may be). Accordingly, this reduces the General Partner’s and Management Company’s incentive to ensure Intermediate Entities are structured in such a manner as to minimize taxes paid or payable by such Intermediate Entities.
Fund Fees and Expenses
In addition to paying the Management and Maintenance Fees and making the Performance Participation Allocation, the Fund will incur various fees and expenses related to its organization, offering and operations, as described in more detail below.
Organizational and Offering Expenses
Organizational and Offering expenses are those that are incurred in connection with the formation of the Fund and the offering of limited partnership units to potential investors (including, as applicable, all similar organizational and offering expenses of feeder funds, Parallel Investment Entities and/or Intermediate Entities primarily organized to invest in the Fund to the extent not paid by such feeder funds, Parallel Investment Entities, Intermediate Entities or their investors, but excluding Subscription Fees and Servicing Fees). These expenses include:
•fees and expenses of TPG’s counsel, including for preparing the registration statement (Form 10) and preparing and negotiating the Partnership Agreements, the Subscription Agreement, the Management Agreement, any written agreements with Limited Partners, engagement letters for placement agents, contracts with third-party service providers, including transfer agents, administrators, depositaries and custodians, registration statement filings and related documents and all other documents attendant to the Fund’s formation and organization;
•fees and expenses relating to the selection, due diligence and onboarding of prospective members of the Board of Directors;

•travel and related expenses of TPG personnel incurred in connection with meetings with prospective Limited Partners regarding possible investments in the Fund, including fees to attend retail seminars and conferences sponsored by participating broker-dealers and reimbursements for customary travel, lodging, entertainment and meals;
•printing, mailing, legal, capital raising, accounting, subscription processing and filing fees and expenses, due diligence expenses of participating placement agents or financial intermediaries supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, transfer agent, administrator, custodial and depository fees, regulatory compliance (including the initial notifications, filings and initial compliance contemplated by the AIFM Directive the Swiss Collective Investment Schemes Act dated June 23, 2006 (as amended) (the “CISA”), the Swiss Financial Services Act 2018 (the “FINSA”), the Sustainable Finance Disclosure Regulation, the Taxonomy Regulation or any similar law, rule or regulation) and any administrative or other filings (including the preparation, distribution or filing of any filings or reports contemplated by the AIFM Directive, the CISA and/or the FINSA or any similar law, rule or regulation);
•expenses of offering Units (including expenses associated with updating the offering materials, expenses associated with printing such materials and expenses associated with subscriptions and redemptions); and
•other expenses related to the Fund’s formation.
The Management Company has agreed to advance all of the Fund’s Organizational and Offering Expenses (as defined below) on the Fund’s behalf through the first anniversary of the Initial Closing. The Fund will reimburse the Management Company for all such advanced expenses within 12 months following the first anniversary of the Initial Closing. The Management Company will determine what Organizational and Offering expenses are attributable to the Fund, in its sole discretion.
After the first anniversary of the Initial Closing, the Fund will reimburse the Management Company for any Organizational and Offering Expenses that it has incurred on each entity’s behalf as and when incurred.
Fund Expenses
In General. The Fund, and hence all partners, bears the expenses incurred in relation to its activities, operations, meetings, dissolution, winding-up, termination and liquidation (as applicable). These include most expenses relating to the Fund (and its special purpose vehicles and subsidiaries), such as expenses, costs and fees:
•incurred in connection with sourcing, negotiating, valuing, background searching, discovering, investigating, evaluating, pursuing, structuring of investment opportunities (whether or not the investment is consummated), obtaining regulatory approvals for, bidding on, and making investments, including, for example,
•fees, costs and expenses associated with the organization, activities, operation, administration, meetings, restructuring or winding up, dissolution and liquidation of the Fund, any subsidiaries, or any special purpose vehicles, including any entity used to acquire, hold or dispose of any one or more of the Fund’s investments or otherwise facilitate the Fund’s investment activities;
•fees, costs and expenses attributable to qualifying, or preserving the ability for the Fund to qualify, as a “venture capital operating company” and to maintain such qualification under ERISA;
•legal fees for drafting, reviewing and negotiating agreements relating to the making, financing (including providing guarantees and other credit support), refinancing, holding, developing, operating, trading, hedging, managing, monitoring, restructuring, servicing, collecting on or disposing of and otherwise realizing on an investment (and potential investments and co-investments that are not consummated), conducting due diligence (including assessments of any project and site visits and/or market studies) and securing regulatory approvals;

•due diligence (including assessments of any project and site visits and/or market studies), research (including any subscriptions to any periodicals, databases and/or research services) and other Fund or investment-related travel expenses (including costs and expenses of accommodations, meals, events and aircraft travel, including any expenses related to attending trade association and/or industry meetings, conferences or similar meetings (including with prospective or existing portfolio companies or other similar companies));
•fees of accountants that provide due diligence and other services, including analyses with respect to accounting or performance reporting standards such as International Financial Reporting Standards (IFRS) and Global Investment Performance Standards (GIPS);
•fees of tax specialists that advise on the structuring of an investment;
•fees of investment banks and related bank charges, placement, syndication and solicitation fees, arranger fees, sales commissions and other investment, execution, closing and administrative fees, costs and expenses (including any capital markets fees);
•brokerage commissions, hedging costs, prime brokerage fees, custodial expenses, clearing and settlement charges and other investment costs, fees and expenses actually incurred in connection with making, holding, settling, monitoring or disposing of actual investments (including, without limitation, any costs or expenses relating to currency conversion in the case of investments denominated in a currency other than U.S. dollars);
•fees of advisors, consultants and other third-party service providers that advise, among other things, on various aspects of sourcing, investigating and pursuing possible investments, including industry and subject-matter experts;
•fees and expenses relating to potential but not consummated investments and co-investments, including costs that could have been allocated to prospective co-investors (including affiliated co-investors) had the deal and/or co-investment been consummated;
•startup costs relating to potential platform companies that the Fund ultimately does not pursue;
•fees and expenses relating to the travel of TPG’s employees, including airfare, hotel and meal expenses;
•sales leasing, underwriting, origination, and brokerage commissions, clearing and settlement charges and any other investment costs actually incurred in connection with investments; and
•fees and expenses of asset managers or servicers, including affiliates of the General Partner, engaged by the General Partner, the Management Company, the Fund or any of their respective affiliates to provide asset management, due diligence, underwriting, asset servicing, operational or other services (including analyses with respect to accounting or performance reporting standards) with respect to Investments;
•valuation costs, including the costs of any third-party valuation firms;
•organizational, offering and operating expenses of the Fund, or any feeder funds, Parallel Investment Entities and/or Intermediate Entities (including expenses associated with updating the offering materials, printing such materials, advertising, subscriptions and redemptions, any written agreements between the General Partner or the Fund and Limited Partners, and travel expenses relating to the ongoing offering of Units) to the extent not paid by such feeder funds, Parallel Investment Entities and/or Intermediate Entities or their partners, as applicable;
•relating to broker-dealer and/or capital markets services;
•expenses and any placement fees payable to a placement agent or financial intermediary in respect of the subscription by Limited Partners admitted through a placement agent or financial intermediary (to the extent such fees or expenses are not borne by such Limited Partners directly);

•relating to general and/or background investigation of industries that may be suitable for investment by the Fund;
•incurred in holding, developing, operating, managing, financing, refinancing, monitoring, restructuring and disposing of investments, which can include amounts incurred in pursuing secondary liquidity transactions on behalf of the Fund or its assets, whether or not consummated;
•relating to the Fund’s, its subsidiaries’ and any special purpose vehicle’s borrowing, guarantees and other financing, such as interest, commitment fees, upfront fees, legal fees, hedging fees, structuring fees and underwriting fees, expenses of loan servicers and other service providers, fees in connection with margin loans and total return swaps and other fees and expenses, including the costs and expenses of any lenders, investment banks and other financing sources and fees incurred in connection with any procedure reports for lenders and any indemnification obligations;
•relating to conferences and other professional development activities for portfolio company executives (including those TPG organizes);
•relating to business development activities, including meals and events;
•of custodians, depositaries, advisors (including Senior Advisors), consultants or recruiters (including in connection with industry research (including any subscriptions to any periodicals, databases and/or research services), recruiting portfolio company management and recruiting Senior Advisors), economists, sourcing persons, brokers, local paying agents, licensed local distributors and similar persons, outside counsel, intermediaries, administrators, distributors, alternative investment fund managers, valuation firms, lawyers and legal professionals, tax professionals, accountants, auditors, investment bankers, lenders, rating agencies, expert networks and other professionals for services rendered to the Fund (in each case, regardless of whether TPG employees have provided similar services to the Fund or other TPG funds);
•of Y Analytics (a public benefit company currently controlled by TPG) and similar impact consultants (see “Item 1A. Risk Factors—Conflicts of Interest—Fund Fees and Expenses—Fund Expenses—Y Analytics”) to provide impact assessment services for the Fund’s impact investments;
•of Senior Advisors, including relating to facilitating co-investments by Senior Advisors in portfolio companies, including costs and expenses relating to the establishment and operation of any co-investment vehicle through which Senior Advisors co-invest;
•Independent Directors’ compensation and expenses;
•relating to the meetings and activities of the Board of Directors, including
•venue (and any cancellation fees), food and beverage, speaker, travel and accommodation expenses; and
•fees, costs and expenses associated with any legal counsel or other third-party service providers or advisors retained by, at the direction of or for the benefit of the Board of Directors;
•relating to any annual meeting of the Fund and other meetings of the Limited Partners in connection with the Fund, including venue (and any cancellation fees), food and beverage, speaker and travel expenses and fees, costs and expenses associated with any legal counsel or other third-party service providers or advisors;
•associated with responding to information requests from Limited Partners and other persons;
•relating to the travel and accommodations, food and beverages of TPG’s employees in connection with the Board of Directors or Limited Partner meetings and other Fund-related travel;

•for insurance coverage (including general partner liability/directors and officers insurance, crime/fidelity insurance, data protection, cybersecurity, errors and omissions, representation and warranty liability coverage) (including all fees, premiums, costs and expenses relating to any retention or deductibles and broker and placement costs and commissions) and any consultants or other advisors utilized in the procurement, review, maintenance and analysis of insurance;
•relating to third-party joint venture partners, operating partners and other similar persons or entities;
•information technology system expenses, including the costs of acquiring, development, implementing and maintaining computer software (including, but not limited to, specialty and custom software), expenses of technology-service providers and related software/hardware and market data and research used in connection with the Fund’s investment and operational activities, as well as technological expenses relating to the oversight and management of the Fund and its investments, including data aggregation in respect of portfolio companies, and hardware and other technological systems for the benefit of the Fund (including third-party diligence software and service providers);
•relating to the maintenance of any website, data room or communication medium used in relation to the Fund (including for the hosting of constitutional documents or any other documents to be communicated to investors, prospective investors or third parties);
•of any administrator and valuation experts (including in relation to making distributions to the Limited Partners, the administration of assets, financial planning and treasury activities);
•relating to administrative and accounting services (including third-party administrative services, transfer agent fees, and Limited Partner information databases) and the creation of reports (including financial reports (including quarterly and annual reports) and any reports prepared in connection with applicable laws, rules or regulations), and other responses to reporting and information requests from Limited Partners, including the costs incurred to audit, print and distribute or provide access (whether through the Fund’s website or other portal) to such reports and any other related operational, secretarial or postage expenses, expenses relating to protecting the confidential or non-public nature of any information or data;
•relating to consummated or unconsummated Limited Partner transfers that are not otherwise borne by the transferring (or potentially transferring) parties;
•relating to Foreign Office Services, as described below;
•relating to ongoing administrative, governance and compliance services necessary for the operation of the Fund (including, without limitation,
(i)expenses relating to the preparation and filing of Form PF, Form ADV (with respect to the Management Company), Exchange Act reports, filings (including tender offer filings) and registration statements (including Form 10), reports and notices to be filed with the CFTC, reports, filings, disclosures and notices prepared in connection with the laws and/or regulations of jurisdictions in which the Fund engages in activities and any related regulations, or the laws and/or regulations of jurisdictions in which the Fund engages in activities and/or any other regulatory filings, notices or disclosures of the Management Company and/or its affiliates relating to the Fund and their activities, and preparing materials and coordinating meetings of the Board of Directors, and (ii) compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Management Company and/or their affiliates in performing administrative and/or accounting services for the Fund (including but not limited to legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment professionals that provide services to the Fund));

•relating to initial and ongoing compliance with tax, regulatory or other legal requirements applicable to the Fund and/or relating to its operation (including relating to the filing of Exchange Act reports and activities in connection with compliance with the Advisers Act) as it relates to the operation of the Fund (including but not limited to preparing, obtaining, delivering and otherwise in connection with any audits, opinions, reports, consents, and disclosures relating thereto), relating to the preparation and delivery of the Fund financial statements, tax returns, Schedule K-1s (or equivalent forms), registration, administration and ongoing monitoring, engagement of alternative investment fund managers, depositaries, administrators and other service providers in connection with the Management Company’s compliance with obligations arising from the AIFM Directive, CISA or FINSA with respect to the Fund, engagement of local representatives, paying agents, depositaries, attorneys, paying agents, Swiss representative, Swiss ombudsman, the preparation and submission of regulatory and/or marketing filings of the Fund and its affiliates (including Form PF, Form SHLA and other regulatory filings of the Fund and its affiliates relating to the Fund’s activities including filings with the CFTC and the SEC) and the Management Company’s and its affiliates’ initial and ongoing compliance obligations, filings, registrations, notifications, fees and costs arising from the AIFM Directive, CISA or FINSA with respect to the Fund (including as amended by the EU’s Directive 2019/1160), the Regulation (EU) 2019/2088 on sustainability-related disclosures in the financial services sector,
Regulation (EU) 2020/852 of the European Parliament and of the Council of June 18, 2020 on the establishment of a framework to facilitate sustainable investment (and any other applicable regulations or legally binding guidance relating to the European Commission’s Action Plan on Financing Sustainable Growth), the revised Markets in Financial Instruments Directive 2014/65, or any law, rule, regulation, policy, directive or special measure (including in relation to privacy, data protection, know-your-customer, anti-money laundering laws, anti-corruption laws, and other laws and regulations, economic and financial sanctions or anti-terrorism laws, regulations, and considerations (including the engagement of administrators and/or similar persons to provide services in connection therewith));
•relating to the implementation of, and compliance with, legal, regulatory, responsible investing or other similar standards and commitments applicable to the Fund, its investments or potential investments, including diligence, monitoring and reporting thereof and any requirements relating to the foregoing set forth in one or more written agreements or investor policies (“Portfolio Compliance”);
•for any investigation, litigation (including discovery requests) or arbitration relating to the activities or operations of the Fund (including the costs of discovery relating thereto) and any related judgments or settlements paid in connection therewith, relating to the business, activities and interests of the Fund (including any indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) paid pursuant to the Partnership Agreements, any extraordinary expenses or liabilities relating to the affairs of the Fund or any Investment, and any similar obligations);
•relating to any audit, investigation, regulatory or governmental inquiry or public relations undertaking (including lobbying expenses);
•relating to the representation of the Fund or the Limited Partners with respect to tax compliance or controversy matters (including fees, costs and other expenses incurred by the “partnership representative” and “designated individual” thereof, in each case acting in such capacity), or in connection with any tax audit, investigation, settlement or review of the Fund and expenses incurred in connection with tax preparation and filings;
•relating to compliance (or monitoring compliance) with the Partnership Agreements, the Management Agreement, written agreements with Limited Partners and any related document, and preparation of related materials, including the preparation and distribution of written agreements, definitive documents and other materials to Partners as “closing sets” or other post-closing distributions, and the preparation of internal manuals, summaries, guides and other documents to facilitate TPG’s compliance with and organization of the Fund-related documents;
•consisting of taxes, fees or other governmental charges levied against the Fund or its subsidiaries or their respective income or assets or in connection with their respective businesses or operations (other than taxes attributed to one or more particular Limited Partners in accordance with the Partnership Agreements);

•relating to exploring, evaluating, structuring, negotiating and/or consummating any potential liquidity transaction, including any costs relating to offering or otherwise making available any of the foregoing to one or more Partners (including any costs relating to initial set-up, ongoing subscriptions, compliance, tax analysis and/or maintenance of secondary matching programs and/or qualified matching services);
•relating to any fees, costs and expenses relating to potential, unconsummated or actual transactions that, if consummated, would require the approval of the Independent Directors (due to conflict or otherwise), even if such fees, costs and expenses are incurred prior to receiving such approval or if such approval is never sought or received by the Independent Directors;
•relating to any costs and expenses incurred by the General Partner, the Management Company or their respective personnel, or personnel of portfolio companies with respect to conferences, training programs and similar meetings;
•relating to any activities with respect to protecting the confidential or non-public nature of any information or data (including any costs incurred in connection with the U.S. Freedom of Information Act, or any similar statutory or regulatory disclosure requirement of any state or other jurisdiction, the U.S. federal Gramm-Leach-Bliley Act, the New York SHIELD Act, Section 5 of the Federal Trade Commission Act, the California Consumer Privacy Act as amended by the California Privacy Rights Act and other similar U.S. state privacy laws, or any applicable legislation or regulation relating to the protection of personal data in force from time to time in the European Union (“EU”), the EEA or the UK, including the Data Protection Directive (95/46/EC), the UK Data Protection Act 2018, the Privacy and Electronic Communications (EC Directive) Regulations 2003, the Data Protection (Processing of Sensitive Personal Data) Order 2000, the General Data Protection Regulation (EU 2016/679), any other legislation that implements any other then current or future legal act of the EU concerning the protection and processing of personal data, any national implementing or successor legislation and any amendment or re-enactment of the foregoing);
•relating to winding up and dissolution of the Fund, including the formation and administration of a liquidating trust;
•relating to any amendments, restatements or other modifications to, and compliance with (or monitoring compliance with), the Partnership Agreements, the Management Agreement, other written agreements and any other related documents of the Fund or any laws, rules or regulations applicable to the Fund, the General Partner, the Management Company or their affiliates, including the solicitation of any consent, approval, waiver or similar acknowledgement from the Partners and/or the Independent Directors and preparation of related materials, including disclosure in connection with compliance (or monitoring compliance) with such documents or any laws, rules or regulations;
•that would have otherwise been borne by a portfolio company which the General Partner determines in its discretion to pay or reimburse;
•any other fees, costs, expenses, liabilities or obligations approved by the Board of Directors; and
•all third-party fees, costs and other expenses relating to any of the foregoing items described above.
The Fund is authorized to borrow to pay these expenses.
Expenses of the Fund, including any Parallel Investment Entities, Intermediate Entities and feeder funds, will generally be allocated among all such entities on a pro rata basis based on NAV, regardless of the specific nature of the expense. TPG may, but is not required to, specially allocate expenses, as it determines in good faith to be fair and equitable under the circumstances. TPG incurs costs and expenses for a particular entity and are required to make determinations as to whether such costs and expenses are to be specially allocated and borne by only a single entity or whether such costs and expenses should be allocated pro rata among the Fund, including the Parallel Investment Entities, Intermediate Entities and feeder funds. TPG often determines not to make such special allocations, including due to administrative convenience, to keep available capital aligned, and/or for other reasons TPG determines in its sole discretion, even if the expenses relate only to particular entity(s) and/or investor(s) therein. This will result in any one entity bearing a portion of certain expenses attributable to another entity, even if such expenses are not directly connected to the activities and operations of all entities bearing the expense, including expenses incurred in connection with either the Fund’s or such other vehicle’s legal, tax and regulatory compliance with any U.S. or non-U.S. law or regulation (including, without limitation, reports, disclosures, registration and other filings and notifications prepared in accordance with the laws of any such jurisdiction). To the extent that such expenses are allocated pro rata based on available capital, the entity with the greatest available capital will bear a greater portion of these expenses. For example, in the event that TPG were to form a Parallel Investment Entity organized in Australia, Luxembourg or another country, such Parallel Investment Entity would result in the incurrence of costs and expenses in connection with its organization and operation that would not have otherwise been incurred, including legal and regulatory costs and expenses, the costs of alternative investment fund managers, depositaries, administrators, and other expenses. Such costs and expenses would be subject to the allocation practices described above.
In addition, TPG incurs some expenses on an aggregate basis for the benefit of multiple TPG funds and/or TPG. For example, TPG purchases, on a Firm-wide basis, insurance that covers TPG and TPG funds. TPG allocates the aggregate costs of these items across the applicable funds and TPG in a manner it determines to be fair and equitable in its sole discretion. Generally, the allocation method is pro rata in accordance with assets under management, but TPG varies this approach in particular instances if it believes another method is more equitable. For instance, when allocating amounts (including Firm-wide insurance) to TPG, its allocable portion may be based on some other metric and may be a fixed percentage that it determines to be equitable.
In addition, although some expenses are incurred on behalf of the Fund, they are likely to benefit TPG more broadly. For example, information and data TPG obtains in connection with the Fund’s research, due diligence and investment activities will be valuable to TPG’s other funds and businesses. Similarly, tools and resources developed at the Fund’s expense, such as Y Analytics’ research and impact assessment tools, will be the intellectual property of TPG or Y Analytics and not the Fund. If TPG licenses or sells such intellectual property to third parties in the future, the Fund will not benefit from such license or sale.
With respect to all of the services described above, there can be no assurance that no other service provider is more qualified to provide the applicable services or could provide such services at lesser cost.
Line of Credit
On August 26, 2025, a subsidiary of the Aggregator entered into an unsecured, uncommitted Line of Credit with TPG Operating Group II, L.P., an affiliate of the Fund. The facility provides the Aggregator with a maximum borrowing capacity of up to $250.0 million in aggregate principal amount. See “Note 5 - Line of Credit Arrangement” within the “Notes to Consolidated Financial Statements” of the Aggregator for additional information.
Investment Transfer Agreement
On June 18, 2025 T-POP and the Management Company entered into the Transfer Agreement with various affiliated entities of the General Partner. In accordance with the Transfer Agreement, T-POP purchased at historical cost (indirectly through the Aggregator) investments that have been warehoused by the Transferors in connection with T-POP’s formation The transactions were approved by T-POP’s independent directors. As of December 31, 2025, all investments have been transferred from the warehouse to T-POP (indirectly through the Aggregator).
Certain Business Relationships
Certain of the Registrant’s current directors and officers are directors, officers or employees of TPG and/or one or more of its affiliates. The Fund is subject to conflicts of interest arising out of its relationship with TPG, including the General Partner, the Management Company and their affiliates. See “Item 1A. Risk Factors—Conflicts of Interest.”

n transaction”. A “related person transaction” is defined as any transaction that (A) (i) would be required to be disclosed pursuant to Item 404(a) of Regulation S-K in which the Fund is a participant, (ii) the amount involved exceeds $120,000 in any calendar year and (iii) in which any “related person” (as defined as paragraph (a) of Item 404 of Regulation S-K) had or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity); and (B) requires Independent Director approval pursuant to the Partnership Agreements and governance guidelines. A “transaction” includes, but is not limited to, any transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness). Subject to limited exceptions, no related person transaction will be executed without the approval or ratification of a committee of the Board of Directors composed solely of Independent Directors who are disinterested or by the disinterested members of the Board of Directors. The Audit Committee may fulfill the obligations under this policy.
In reviewing a related person transaction or proposed related person transaction, the Independent Directors shall consider, among other factors they deem appropriate, (1) whether the related person transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, (2) the nature and extent of the related person’s interest in the transaction, (3) whether the Related Person Transaction is material to the Company, (4) the business purpose of the Related Person Transaction, and (5) if applicable, whether the Related Person Transaction would compromise a director or director nominee’s status as an independent, as relevant.
(b)    Promoters and Certain Control Persons
The General Partner or Management Company may be deemed a promoter of the Fund. The Registrant entered into the Management Agreement with the Management Company and the Registrant’s Partnership Agreement with the General Partner. The Management Company, for its portfolio management, risk management and other services to the Registrant, is entitled to receive Management Fees and Maintenance Fees in addition to the reimbursement of certain expenses. The General Partner is also entitled to receive the Performance Participation Allocation, as described herein. In addition, under the Management Agreement and the Registrant’s Partnership Agreement, to the extent permitted by applicable law, the Registrant has indemnified the Management Company and the General Partner and certain of their affiliates. See “Item 1. Business.”
(c)    Director Independence
See “Item 10. Directors and Executive Officers” for information on the Registrant’s Independent Directors and definition of “independent.”

Item 14. Principal Accountant Fees and Services
The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates ($ in thousands):

	Year Ended December 31, 2025
	TPG Private Equity Opportunities, L.P.	T-POP Consolidated Entities, Principally Funds	Total
Audit Fees(a)	$262	$315	$577
Audit-Related Fees	—	—	—
M&A	—	627	627
Tax Fees	5	207	212
All Other Fees	—	—	—
Total	$267	$1,149	$1,416

	Year Ended December 31, 2024
	TPG Private Equity Opportunities, L.P.	T-POP Consolidated Entities, Principally Funds	Total
Audit Fees(a)	$30	$—	$30
Audit-Related Fees	—	—	—
M&A	—	—	—
Tax Fees	—	—	—
All Other Fees	—	—	—
Total	$30	$—	$30
_________________
(a)Audit Fees consisted of fees for (1) the audits of our consolidated financial statements in our registration statement on Form 10 and our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation, and (2) reviews of the interim Consolidated Financial Statements included in our quarterly reports on Form 10-Q.
Our Audit Committee Charter, which is available on our website at https://tpop.tpg.com under “Governance Documents,” requires the Audit Committee to pre-approve all audit and non-audit services to be provided by our independent registered public accounting firm in accordance with the charter of the Audit Committee. All services reported in the Audit, Audit-Related, Tax and All Other Fees categories above were approved by the Audit Committee.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this annual report.

1.Financial Statements:

See Item 8 above.

2.Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

3.Exhibits:

Exhibit No.	Description
3.1	Certificate of Limited Partnership (incorporated by reference to Exhibit 3.2 to the Fund’s Registration Statement on Form 10 filed on December 30, 2024).
3.2	Amended and Restated Limited Partnership Agreement, dated as of June 2, 2025 (incorporated by reference to Exhibit 3.1 to the Fund’s Current Report on Form 8-K, filed on June 6, 2025).
4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Fund’s Registration Statement on Form 10 filed on February 19, 2025).
4.2*	Description of the Fund’s Securities.
10.1
Uncommitted Unsecured Line of Credit, dated as of August 26, 2025, between T-POP Finance Holdings, LLC and TPG Operating Group II, L.P. (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on August 27, 2025).

10.2
Management Agreement, dated as of June 2, 2025, between the Fund and T-POP Management Company, LLC (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on June 6, 2025).

10.3
Dealer Manager Agreement, dated as of May 1, 2025, between the Fund and TPG Private Equity Opportunities (TE), L.P., and TPG Capital BD, LLC.(incorporated by reference to Exhibit 10.1 to the Fund’s Quarterly Report on Form 10-Q, filed on August 7, 2025).

19.1*	Insider Trading Policy.
21.1*	Subsidiaries of the Fund.
24.1	Power of Attorney (included on the signature page).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
___________________
*     Filed herewith.
Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2026	TPG Private Equity Opportunities, L.P.

	By:	/s/ Matt White
Name: Matt White
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matt White and Jenny B. Neslin and each of them severally, her or his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in her or his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as she or he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and her or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd Sisitsky Todd Sisitsky	Chairperson	March 23, 2026

/s/ Jack Weingart Jack Weingart	Chief Executive Officer (Principal Executive Officer) and Director	March 23, 2026

/s/ Matt White Matt White	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2026

/s/ Nicole Musicco Nicole Musicco	Director	March 23, 2026

/s/ Patrick Sullivan Patrick Sullivan	Director	March 23, 2026

/s/ Gary Pinkus Gary Pinkus	Director	March 23, 2026

/s/ Joel Thickins Joel Thickins	Director	March 23, 2026