Form 10-Q
period 2026-03-31
TPG Private Equity Opportunities, L.P.
filed 2026-05-13
CIK 2050260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 11, 2026, the Registrant had the following limited partnership units outstanding: 28,473,356 units of Class R-I, 16,992,919 units of Class R-S, 348,256 units of Class R-D, and 1,235,424 units of Class F.

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
Although the Fund believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by the Fund that its plans and objectives will be achieved. These risks and uncertainties include, but are not limited to, those described in “Item 1A.—Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the United States Securities and Exchange Commission (“SEC”) on March 23, 2026, which is accessible on the SEC’s website at https://www.sec.gov and on our website at www.tpop.tpg.com, and “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Moreover, the Fund assumes no duty and does not undertake to update the forward-looking statements, except as required by applicable law. Our website contains additional information about our business, but the contents of the website are not incorporated by reference in, or otherwise a part of, this report.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
TPG Private Equity Opportunities, L.P.
Condensed Statements of Assets and Liabilities (unaudited)
(Dollars in Thousands, Except Unit Data)

	March 31, 2026	December 31, 2025
Assets
Investment in T-POP US Aggregator (CYM), L.P. (Cost $1,202,776 as of March 31, 2026; $894,810 as of December 31, 2025)	$1,381,968	$1,050,500
Other Assets	270	528
Total Assets	$1,382,238	$1,051,028

Liabilities
Organizational and Offering Costs Payable	$1,690	$1,690
Servicing Fees Payable	13,124	10,512
Accrued Performance Participation Allocation	2,918	19,290
Management Fee Payable	1,121	854
Other Liabilities	1,629	670
Total Liabilities	20,482	33,016

Commitments and Contingencies (Note 6)

Net Assets
Limited Partnership Units - Class R-I, unlimited Units authorized, (26,643,440 Units issued and outstanding as of March 31, 2026; 20,070,838 Units issued and outstanding as of December 31, 2025)	829,307	613,267
Limited Partnership Units - Class R-S, unlimited Units authorized, (15,993,256 Units issued and outstanding as of March 31, 2026; 12,446,958 Units issued and outstanding as of December 31, 2025)	482,691	369,354
Limited Partnership Units - Class R-D, unlimited Units authorized, (332,250 Units issued and outstanding as of March 31, 2026; 170,356 Units issued and outstanding as of December 31, 2025)	10,296	5,195
Limited Partnership Units - Class F, unlimited Units authorized, (1,235,417 Units issued and outstanding as of March 31, 2026; 969,858 Units issued and outstanding as of December 31, 2025)	39,462	30,196
Total Net Assets	1,361,756	1,018,012
Total Liabilities and Net Assets	$1,382,238	$1,051,028

See accompanying notes to Condensed Financial Statements.

TPG Private Equity Opportunities, L.P.
Condensed Statement of Operations (unaudited)
(Dollars in Thousands)

Three Months Ended March 31, 2026
Revenues
Dividend and Interest Income	$—
Total Revenues	—
Expenses
Performance Participation Allocation	2,918
Deferred Offering Costs Amortization	260
Management Fee Expense	1,900
Professional Fees	88
Other Expenses	415
Total Expenses	5,581

Net Investment Income (Loss)	(5,581)
Net Change in Unrealized Gain (Loss) on Investments
Net Change in Unrealized Gain (Loss) on Investment in T-POP US Aggregator (CYM) L.P.	28,915
Total Net Change in Unrealized Gain (Loss)	28,915

Net Increase in Net Assets Resulting from Operations	$23,334

See accompanying notes to Condensed Financial Statements.

TPG Private Equity Opportunities, L.P.
Condensed Statement of Changes in Net Assets (unaudited)
(Dollars in Thousands)

	Class R-S Units	Class R-D Units	Class R-I Units	Class F Units	Non-Controlling Interests	Total Net Assets
Balance at December 31, 2025	$369,354	$5,195	$613,267	$30,196	$—	$1,018,012
Units Issued	108,953	5,000	202,881	8,411	—	325,245
Redemptions	(200)	—	(1,134)	—	—	(1,334)
Net Investment Income (Loss)	(2,580)	(47)	(2,929)	(25)	—	(5,581)
Net Change in Unrealized Gain (Loss) on Investment in T-POP US Aggregator (CYM) L.P.	10,620	193	17,222	880	—	28,915
Servicing Fees	(3,456)	(45)	—	—	—	(3,501)
Balance at March 31, 2026	$482,691	$10,296	$829,307	$39,462	$—	$1,361,756
See accompanying notes to Condensed Financial Statements.

TPG Private Equity Opportunities, L.P.
Condensed Statement of Cash Flows (unaudited)
(Dollars in Thousands)

Three Months Ended March 31, 2026
Operating Activities:
Net Increase in Net Assets Resulting from Operations	$23,334
Adjustments to Reconcile Net Increase in Net Assets From Operations to Net Cash Used in Operating Activities:
Net Change in Unrealized (Gain) / Loss on Investment in T-POP US Aggregator (CYM) L.P.	(28,915)
Amortization of Deferred Offering Costs	260
Class F Units Issued as Payment of Directors' Fees	75
Purchases of Investments	(316,834)
Proceeds from Investments	13,822
Cash Flows due to Changes in Operating Assets and Liabilities:
Decrease in Other Assets	258
Increase in Other Liabilities	958
(Decrease) in Accrued Performance Participation Allocation	(8,037)
Increase in Management Fees Payable	267
Net Cash Used in Operating Activities	$(314,812)

Financing Activities:
Proceeds from issuance of units	$316,834
Redemption of Units	(1,134)
Payment of servicing fees	(888)
Net Cash Provided by Financing Activities	$314,812

Net Increase in Cash and Cash Equivalents	$—
Cash and Cash Equivalents, Beginning of Period	—
Cash and Cash Equivalents, End of Period	$—

Supplemental Disclosure of Non-Cash Financing Activities:
Class F Units issued to settle Accrued Performance Participation Allocation	$8,335
Servicing Fees Payable	2,266

See accompanying notes to Condensed Financial Statements.

TPG Private Equity Opportunities, L.P.
Condensed Schedules of Investment (unaudited)
(Dollars in Thousands, Except Unit Data)

	March 31, 2026
Issuer	Type of Investment	Core Sector	Geography(a)	Valuation Level	Fair Value ($)	Fair Value as Percentage of Net Assets (%)
Investment
Investment in T-POP US Aggregator (CYM) L.P. (42,780,666 Units)(a)	Investee Fund	Various	Various	NAV	$1,381,968	101.5%
Total Investments (Cost $1,202,776)					$1,381,968	101.5%

	December 31, 2025
Issuer	Type of Investment	Core Sector	Geography(a)	Valuation Level	Fair Value ($)	Fair Value as Percentage of Net Assets (%)
Investment
Investment in T-POP US Aggregator (CYM) L.P. (33,286,504 Units)(a)	Investee Fund	Various	Various	NAV	$1,050,500	103.2%
Total Investments (Cost $894,810)					$1,050,500	103.2%

_______________
(a)Refer to Note 3. “Investment in the Aggregator” for details on TPG Private Equity Opportunities, L.P.’s proportional share of investments through investees.
See accompanying notes to Condensed Financial Statements.

TPG Private Equity Opportunities, L.P.
Notes to Condensed Financial Statements (Unaudited)
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
T-POP US Aggregator (CYM), L.P. is a Cayman Islands exempted limited partnership formed on September 3, 2024. T-POP US Aggregator (CYM), L.P. with its consolidated subsidiaries collectively form the “Aggregator”. The Aggregator operates in accordance with its limited partnership agreement (the “Aggregator Partnership Agreement”). T-POP and other parallel investment entities (“Parallel Investment Entities” or individually “Parallel Investment Entity”) invest all or substantially all of their assets through their investments in the Aggregator. The Condensed Consolidated Financial Statements of the Aggregator, including the Condensed Consolidated Schedule of Investments, are an integral part of T-POP’s financial statements and are included following these financial statements. T-POP, the Feeder, the Aggregator and its consolidated subsidiaries and any Parallel Investment Entity collectively form the “T-POP Fund Complex”.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements (the “Condensed Financial Statements”) of T-POP have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the instructions to Form 10-Q and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Condensed Financial Statements. T-POP is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These Condensed Financial Statements should be read in conjunction with the audited financial statements included in T-POP’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC.

TPG Private Equity Opportunities, L.P.
Notes to Condensed Financial Statements (Unaudited)
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
Use of Estimates
The preparation of the Condensed Financial Statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates and such differences could be material to the Condensed Financial Statements.
Valuation of Investments at Fair Value
T-POP has indirect exposure to gains and losses on underlying investments because it invests in the Aggregator which, in turn, holds such underlying investments through the Aggregator’s subsidiaries. Valuations of investments held by the Aggregator are disclosed in the notes to the Aggregator’s Condensed Consolidated Financial Statements. For information regarding net realized and change in unrealized gains and losses on such investments held indirectly by T-POP, see the Aggregator’s Condensed Consolidated Financial Statements included following these Condensed Financial Statements and see Note 3. “Investments and Fair Value Measurement” in the Notes to Condensed Consolidated Financial Statements of the Aggregator for information regarding the valuation of investments.
T-POP measures its investment in the Aggregator at fair value using the net asset value of the Aggregator. The net asset value of the Aggregator is considered a practical expedient that represents fair value as (a) the investment does not have a readily determinable fair value because the Aggregator’s net asset value is not published or the basis for current transactions, (b) the Aggregator is an investment company and (c) the net asset value of the Aggregator is calculated in a manner in which all of its investments are reported at fair value as of the measurement date. Changes in the fair value of T-POP’s investment in the Aggregator are presented within Net Change in Unrealized Gain (Loss) on Investment in T-POP US Aggregator (CYM) L.P. in the Condensed Statement of Operations.
Cash Equivalents
Cash Equivalents represent cash held in money market funds, treasury bills and other short‐term highly liquid investments with original maturities of three months or less. Income from money market funds is recorded as Dividend Income and Interest Income in the Condensed Statement of Operations.

TPG Private Equity Opportunities, L.P.
Notes to Condensed Financial Statements (Unaudited)
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
Uncertain Tax Positions
T-POP recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-than-not threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. T-POP reevaluates its tax positions each period in which new information becomes available. T-POP’s policy is to recognize tax related interest and penalties, if applicable, as a component of the provision for income taxes on the Condensed Statement of Operations.
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
For the three months ended March 31, 2026, there was no dividend and interest income earned by the Registrant.
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

TPG Private Equity Opportunities, L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Performance Participation Allocation
The General Partner, or any other entity designated by the General Partner, receives a performance participation allocation (“Performance Participation Allocation”) by T-POP equal to 12.5% of total return subject to a 5% annual hurdle amount and a highwater mark with a 100% catch-up. The Performance Participation Allocation will be measured and distributed on a calendar year basis and accrued monthly (subject to pro-rating for partial periods), and without taking into account accrued and unpaid taxes of any intermediate entity through which T-POP indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable period. The General Partner will also be distributed a Performance Participation Allocation in conjunction with redemptions of Investor Units. The General Partner may elect to receive the Performance Participation Allocation in cash, units and/or shares or units of intermediate entities. If the Performance Participation Allocation is paid in T-POP units, such units may be repurchased at the General Partner’s request and will be subject to certain limitations.
Organizational and Offering Expenses
Until the one-year anniversary of the Initial Closing, organization and offering expenses are paid by the Management Company. After T-POP accepted third party investors and commenced investment operations, all costs incurred associated with the organization of T-POP were expensed. Costs associated with the offering of Class S, Class R-S, Class D, Class R-D, Class I, Class R-I and Class F units of T-POP are capitalized as deferred expense and included as an asset on the Condensed Statements of Assets and Liabilities and amortized over a twelve-month period.
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
T-POP operates through a single reportable segment with an investment objective of generating investment returns by providing its Limited Partners with broad exposure to investments across the private equity strategies of TPG. The chief operating decision maker (the “CODM”) is T-POP’s Chief Executive Officer. The CODM assesses the performance of, allocates resources to and makes operating decisions for T-POP primarily based on T-POP’s Net Increase in Net Assets Resulting from Operations. As T-POP is a single segment, there is no difference between segment assets and total assets as presented on the Condensed Statements of Assets and Liabilities and significant segment expenses are the same as those listed on the Condensed Statement of Operations. As the Fund operates as a single segment, the accounting policies utilized by the segment are consistent with those included in the Condensed Financial Statements here within.

TPG Private Equity Opportunities, L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
3. Investment in the Aggregator
T-POP has an interest of 79.0% in the Aggregator as of March 31, 2026. The remaining interest in the Aggregator is held by a Parallel Investment Entity. T-POP’s interest in the Aggregator may result in T-POP indirectly holding investments of the Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of T-POP. For a listing of investments that may proportionally exceed 5% of T-POP’s net assets, see the Condensed Consolidated Schedule of Investments of the Aggregator.
As discussed in Note 2. “Summary of Significant Accounting Policies” under Basis of Consolidation, T-POP consolidated the Aggregator through September 30, 2025. Effective October 1, 2025, T‑POP determined that it no longer held a controlling financial interest and as a result deconsolidated the Aggregator. Upon deconsolidation, T‑POP measured its retained investment at fair value, using the Aggregator’s reported net asset value as a practical expedient.
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
The following tables present transactions in the Units during the three months ended March 31, 2026:

	Class R-S Units	Class R-D Units	Class R-I Units	Class F Units(a)
Units Outstanding as of December 31, 2025	12,446,958	170,356	20,070,838	969,858
Units Issued	3,552,747	161,894	6,609,151	265,559
Units redeemed	(6,449)	—	(36,549)	—
Units Outstanding as of March 31, 2026	15,993,256	332,250	26,643,440	1,235,417
_______________
(a)Class F includes 12,230 of issued units to the Board of Directors of T-POP in accordance with their Restricted Unit Award Agreement.

TPG Private Equity Opportunities, L.P.
Notes to Condensed Financial Statements (Unaudited)
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
The Transactional NAV for each unit class is calculated monthly by the Management Company. The Transactional NAV is based on the month-end values of investments, the addition of the value of any other assets such as cash, and the deduction of any liabilities, including the accrual and allocation of the Management Fee, the Performance Participation Allocation and the Maintenance Fee and the deduction of expenses attributable to certain unit classes, such as applicable Servicing Fees. The redemption price per unit for each unit class as of March 31, 2026 is $31.08 for Class R-S Units, $31.24 for Class R-D Units, $31.31 for Class R-I Units and $32.37 for Class F Units, subject to any Early Redemption Deduction. For the three months ended March 31, 2026, 6,449 Units of Class R-S Units were redeemed for an aggregate value of $0.2 million. No Class R-D Units, Class R-I Units and Class F Units were redeemed as part of the Redemption Program during the three months ended March 31, 2026.

Feeder Expenses

During the three months ended March 31, 2026, 36,549 Units of Class R-I held by the Feeder were retired in connection with paying ordinary course expenses at the Feeder. Such retired units are reflected in the redemptions line item of the Condensed Statement of Changes in Net Assets for $1.1 million.
5. Related Party Transactions
Partnership Agreement
The Fund has entered into a limited partnership agreement as amended and restated with the General Partner. Under the terms of the T-POP’s Partnership Agreement, overall responsibility for T-POP’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors.
Performance Participation Allocation
The General Partner, or any other entity designated by the General Partner, is allocated a Performance Participation Allocation by T-POP equal to 12.5% of total return subject to a 5% annual hurdle amount and a high water mark with 100% catch-up. Such allocation is measured on a calendar year basis, distributed or allocated annually and accrued monthly (subject to pro-rating for partial periods), and without taking into account accrued and unpaid taxes of any intermediate entity through which T-POP indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month. The General Partner may elect to receive the Performance Participation Allocation in cash, units and/or shares or units of intermediate entities. If the Performance Participation Allocation is paid in T-POP units, such units may be redeemed at the General Partner’s request and is subject to certain limitations. For the three months ended March 31, 2026, T-POP recognized Performance Participation Allocation of $2.9 million in the Condensed Statement of Operations. In January 2026, T-POP settled a total of $16.7 million of Accrued Performance Participation Allocation. T-POP satisfied $8.3 million of this liability through issuance of 263,187 Class F Units to the General Partner and paid the remaining $8.3 million in cash.

TPG Private Equity Opportunities, L.P.
Notes to Condensed Financial Statements (Unaudited)
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
The Management Company may elect to receive the Management Fee in cash, units of T-POP or any Parallel Investment Entities, and/or shares or units of intermediate entities. If the Management Fee is paid in T-POP units, such units may be repurchased at the Management Company’s request and will be subject to certain limitations. For the three months ended March 31, 2026, T-POP recognized $1.9 million of management fees in the Condensed Statement of Operations.
Maintenance Fee
In consideration for its operational services, the Management Company is entitled to receive a maintenance fee (the “Maintenance Fee”) from T-POP (directly or indirectly through an intermediate entity) payable in cash monthly in arrears equal to, in the aggregate, 0.10% of T-POP’s Transactional NAV per annum, before giving effect to any accruals for the Management Fee, the Servicing Fee, the Performance Participation Allocation, the Maintenance Fee, any repurchases (and pending repurchases), any distributions and without taking into account accrued and unpaid taxes of any intermediate entity through which T-POP indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month. For the three months ended March 31, 2026, T-POP recognized $0.2 million of maintenance fees included within Other Expenses in the Condensed Statement of Operations.
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
The Dealer Manager is entitled to receive Servicing Fees monthly in arrears at an annual rate of 0.85% of the value of T-POP’s Transactional NAV attributable to Class S and Class R-S units as of the last day of each month. The Dealer Manager is entitled to receive the Servicing Fees monthly in arrears at an annual rate of 0.25% of the value of T-POP’s Transactional NAV attributable to Class D and Class R-D units as of the last day of each month. There are no Servicing Fees with respect to Class I, Class R-I and Class F units. The Servicing Fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all or a portion of such fees will be retained by, or reallocated (paid) to, participating brokers or other financial intermediaries. See Note 4. “Net Assets” for further details.

TPG Private Equity Opportunities, L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
T-POP accrues the cost of the servicing fees, as applicable, for the estimated life of the Units as at the time Class R-S and Class R-D Units are sold. Accrued servicing fees as of March 31, 2026 were $13.0 million for Class R-S Units and $0.1 million for Class R-D Units. Accrued servicing fees as of December 31, 2025 were $11.3 million for Class R-S Units and $0.05 million for Class R-D Units.
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
Affiliates
The General Partner, Management Company, Dealer Manager, Feeder TE, and Parallel Investment Entities, the Aggregator, and other vehicles sponsored, advised and/or managed by TPG or its affiliates are affiliates of T-POP. The General Partner and its affiliates held 1,223,187 and 960,000 of Class F Units issued as of March 31, 2026 and December 31, 2025, respectively.
Investment Transfer Agreement
On June 18, 2025 T-POP and the Management Company entered into a transfer agreement (the “Transfer Agreement”) with various affiliated entities of the General Partner (the “Transferors”). In accordance with the Transfer Agreement, T-POP purchased at historical cost (indirectly through the Aggregator) $400.5 million of investments that have been warehoused by the Transferors in connection with T-POP’s formation (the “Warehoused Investments”). The transactions were approved by T-POP’s independent directors. As of March 31, 2026, all investments have been transferred from the warehouse to T-POP (indirectly through the Aggregator).
6. Commitments and Contingencies
The Management Company has agreed to advance organizational and offering expenses, other than subscription fees and Servicing Fees related to Class S, Class R-S, Class D and Class R-D units, on T-POP’s behalf through the first anniversary of T-POP’s Initial Closing. T-POP will reimburse the Management Company for all such advanced expenses ratably over the 60 months following the anniversary of the Initial Closing. As of March 31, 2026, the Management Company and its affiliates have incurred organizational and offering expenses amounting to $1.7 million on T-POP’s behalf which are recorded as Organization and Offering Costs Payable in the Condensed Statements of Assets and Liabilities.
For information regarding investment commitments, see the Aggregator’s Condensed Consolidated Financial Statements. To the extent funded, these investments are expected to reside at the Aggregator but may be funded from T-POP’s available liquidity, including proceeds from the issuance of Units by T-POP and available borrowing capacity under the Line of Credit at the Aggregator. For information regarding the Line of Credit, see Note 5. “Line of Credit Arrangement” within the Notes to the Aggregator’s Condensed Consolidated Financial Statements.
T-POP may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of March 31, 2026, T-POP was not subject to any material litigation nor was T-POP aware of any material litigation threatened against it.

TPG Private Equity Opportunities, L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
7. Income Taxes
As of March 31, 2026, T-POP has not identified any uncertain tax positions that require recognition or disclosure. The Fund files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Fund is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, the Fund does not believe the outcome of any future audit will have a material adverse effect on the Fund’s Condensed Financial Statements.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA, among other provisions, includes an extension of certain expiring elements of the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact to T-POP’s financial statements for the three months ended March 31, 2026. T-POP will continue to evaluate its future impact as regulations are issued by the U.S. Department of the Treasury.
8. Financial Highlights
The following are the financial highlights of the Fund attributed to each Class of Units:

	Three Months Ended March 31, 2026
	Class R-S Units	Class R-D Units	Class R-I Units	Class F Units
Per Unit Data
Net Asset Value, Beginning of Period	$29.67	$30.49	$30.56	$31.13

Proceeds from Units Issued	0.21	0.12	0.01	0.12
Net Investment Income (Loss)	(0.17)	(0.17)	(0.12)	(0.02)
Total Net Change in Unrealized Gain (Loss)	0.68	0.69	0.68	0.71
Servicing Fees	(0.22)	(0.14)	—	—
Net Asset Value, End of Period	$30.17	$30.99	$31.13	$31.94
Units Outstanding, End of Period	15,993,256	332,250	26,643,440	1,235,417
Total Return Based on Net Asset Value(a)	1.71%	1.63%	1.87%	2.59%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Accrued Performance Participation Allocation	(0.26)%	(0.27)%	(0.24)%	—%
Total Expenses without Accrued Performance Participation Allocation	(0.32)%	(0.32)%	(0.16)%	(0.06)%
Total Expenses(b)	(0.59)%	(0.59)%	(0.40)%	(0.06)%
Net Investment Loss	(0.59)%	(0.59)%	(0.40)%	(0.06)%
_______________
(a)Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with T-POP’s distribution reinvestment plan) divided by the initial Net Asset Value per Unit. Total return does not include upfront transaction fees, if any.
(b)Expense ratio includes Organizational Expenses, Accrued Performance Participation Allocation, Maintenance Fees, and Other.

TPG Private Equity Opportunities, L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
9. Subsequent Events
On April 1, 2026, T-POP sold unregistered limited partnership units (the “Units”) of the Fund as part of its continuous private offering for aggregate consideration of $88.9 million. The following table details the Units sold:

Class	Number of Units Sold	Aggregate Consideration
Class R-I	1,829,916	$57,288,019
Class R-S	999,663	$31,070,625
Class R-D	16,005	$500,000
On April 1, 2026, the T-POP Fund Complex (inclusive of the Fund) issued interests for aggregate consideration of approximately $102.1 million.
The Fund’s management evaluated subsequent events through the date of issuance of these Condensed Financial Statements. Other than the events disclosed in the Notes to the Condensed Financial Statements, there have been no additional events since March 31, 2026 that require recognition or disclosure in the Condensed Financial Statements.

Item 1. Financial Statements (unaudited)
T-POP US Aggregator (CYM), L.P.
Condensed Consolidated Statement of Assets and Liabilities (unaudited)
(Dollars in Thousands, Except Unit Data)

	March 31, 2026	December 31, 2025
Assets
Investments at Fair Value (Cost $— as of March 31, 2026; $655,399 as of December 31, 2025)	$—	$770,674
Investments in Affiliated Investee Funds at Fair Value (Cost $1,335,697 as of March 31, 2026; $434,716 as of December 31, 2025)	1,532,794	515,155
Cash and Cash Equivalents	221,928	171,030
Other Assets	2,820	2,242
Total Assets	$1,757,542	$1,459,101

Liabilities
Organizational Costs Payable	$7,255	$7,475
Professional Fees Payable	81	3,320
Other Liabilities	953	1,127
Total Liabilities	8,289	11,922

Commitments and Contingencies (Note 7)

Net Assets
Limited Partnership Units - Class I, unlimited Units authorized, (11,138,134 Units issued and outstanding as of March 31, 2026; 10,350,333 Units issued and outstanding as of December 31, 2025)	359,439	326,628
Limited Partnership Units - Class R-I, unlimited Units authorized, (37,915,424 Units issued and outstanding as of March 31, 2026; 29,067,507 Units issued and outstanding as of December 31, 2025)	1,224,077	917,418
Limited Partnership Units - Class F, unlimited Units authorized, (5,105,229 Units issued and outstanding as of March 31, 2026; 4,345,450 Units issued and outstanding as of December 31, 2025)	165,737	137,095
Non-Controlling Interests	—	66,038
Total Net Assets	1,749,253	1,447,179
Total Liabilities and Net Assets	$1,757,542	$1,459,101

T-POP US Aggregator (CYM), L.P.
Condensed Consolidated Statement of Operations (unaudited)
(Dollars in Thousands)

Three Months Ended March 31, 2026
Revenues
Dividend and Interest Income	$2,150
Total revenues	2,150
Expenses
Professional Fees	131
Other Expenses	623
Total expenses	754

Net Investment Income (Loss)	1,396
Net Change in Realized and Unrealized Gain (Loss) on Investments
Net Realized Gain (Loss) on Investments	23,374
Net Change in Unrealized Gain (Loss) on Investments	12,295
Total Net Change in Realized and Unrealized Gain (Loss) on Investments	35,669

Net Increase in Net Assets Resulting from Operations	$37,065

See accompanying notes to Condensed Consolidated Financial Statements.

T-POP US Aggregator (CYM), L.P.
Condensed Consolidated Statement of Changes in Net Assets (unaudited)
(Dollars in Thousands)

	Class I Units	Class R-I Units	Class F Units	Non-Controlling Interests	Total Net Assets
Balance at December 31, 2025	$326,628	$917,418	$137,095	$66,038	$1,447,179
Units Issued	29,776	301,071	17,695	—	348,542
Redemptions	(2,935)	(11,800)	(2,760)	—	(17,495)
Unit Transfer Between Classes	(1,824)	(8,350)	10,174		—
Net Investment Income (Loss)	300	958	138	—	1,396
Net Change in Unrealized Gain (Loss) on Investments	2,688	8,431	1,176	—	12,295
Net Realized Gain (Loss) on Investments	4,806	16,349	2,219	—	23,374
Deconsolidation of Non-Controlling Interests	—	—	—	(66,038)	(66,038)
Balance at March 31, 2026	$359,439	$1,224,077	$165,737	$—	$1,749,253
See accompanying notes to Condensed Consolidated Financial Statements.

T-POP US Aggregator (CYM), L.P.
Condensed Consolidated Statement of Cash Flows (unaudited)
(Dollars in Thousands)

Three Months Ended March 31, 2026
Operating Activities:
Net Increase in Net Assets Resulting from Operations	$37,065
Adjustments to Reconcile Net Increase in Net Assets From Operations to Net Cash Used in Operating Activities:
Net Change in Unrealized (Gain) / Loss on Investments	(12,295)
Realized Gain on Investments	(23,374)
Purchases of Investments	(325,838)
Proceeds from Investments	44,529
Cash Flows due to Changes in Operating Assets and Liabilities:
(Increase) in Other Assets	(578)
Increase in Other Liabilities	47
Increase in Professional Fees Payable	294
Net Cash Used in Operating Activities	$(280,150)

Financing Activities:
Proceeds from issuance of Units	$347,510
Redemption of Units	(16,462)
Net Cash Provided by Financing Activities	$331,048

Net Increase in Cash and Cash Equivalents	$50,898
Cash and Cash Equivalents, Beginning of Period	171,030
Cash and Cash Equivalents, End of Period	$221,928

Supplemental Disclosure of Non-Cash Activities:
Decrease in Investments at Fair Value	$770,674
Increase in Investment in Affiliated Investee Funds	(700,661)
Decrease in Other Liabilities	(221)
Decrease in Professional Fees Payable	(3,532)
Decrease in Organizational and Offering Costs Payable	(221)
Decrease in Non-Controlling Interests	66,038

See accompanying notes to Condensed Consolidated Financial Statements.

T-POP US Aggregator (CYM), L.P.
Condensed Consolidated Schedule of Investments (unaudited)
As of March 31, 2026
(Dollars in Thousands)

Issuer	Asset	Core Sector	Geography	Valuation Level	Fair Value ($)	Fair Value as Percentage of Net Assets (%)(a)
Affiliated Investee Funds
Financial Services
T-POP Investment Holdings I, L.P.		Various	Various	NAV	$402,029	23.0%
T-POP Investment Holdings II, L.P.		Various	Various	NAV	197,450	11.3%
T-POP Investment Holdings III, L.P.		Various	Various	NAV	147,222	8.4%
T-POP Investment Holdings IV, L.P.		Various	Various	NAV	306,505	17.5%
T-POP Investment Holdings V, L.P.		Various	Various	NAV	107,213	6.1%
T-POP Investment Holdings VI, L.P.		Various	Various	NAV	176,337	10.1%
T-POP Investment Holdings VII, L.P.		Various	Various	NAV	196,038	11.2%
Total Financial Services					1,532,794	87.6%

Total Affiliated Investee Funds (Cost $1,335,697 North America)					$1,532,794	87.6%
_______________
(a)Refer to Note 3. “Investment in the Aggregator” within the Notes to the Condensed Financial Statements of the Registrant for details on T-POP US Aggregator (CYM), L.P.’s proportional share of investments through investees.
See accompanying notes to Condensed Consolidated Financial Statements.

T-POP US Aggregator (CYM), L.P.
Condensed Consolidated Schedule of Investments (unaudited)
As of December 31, 2025
(Dollars in Thousands, Except Unit Data)

Issuer	Asset	Core Sector	Geography(a)	Valuation Level	Fair Value ($)	Fair Value as Percentage of Net Assets (%)
Portfolio Companies
Consumer Services
Other Investment in Portfolio Company(b)		Consumer	N. America	Level III	$35,391	2.4%
Total Consumer Services					35,391	2.4%

Energy Transition
Other Investment in Portfolio Company(b)		Energy Transition	N. America	Level III	54,306	3.8%
Other Investment in Portfolio Company(b)		Energy Transition	Europe	Level III	6,652	0.5%
Total Energy Transition					60,958	4.3%

Financial Services
Creative Planning	Equity interest held through TPG IX Cardiff CI II, L.P. (50.0 million units) and TPG IX Cardiff CI IV, L.P. (39.3 million units)	Business Services	N. America	Level III	111,763	7.7%
Other Investment in Portfolio Companies(b)		Business Services	N. America	Level III	67,533	4.7%
Total Financial Services					179,296	12.4%

Health Care Equipment & Services
Other Investment in Portfolio Companies(b)		Healthcare	N. America	Level III	90,241	6.2%
Other Investment in Portfolio Company(b)		Healthcare	Asia	Level III	14,393	1.0%
Total Health Care Equipment & Services					$104,634	7.2%

See accompanying notes to Condensed Consolidated Financial Statements.

T-POP US Aggregator (CYM), L.P.
Condensed Consolidated Schedule of Investments (unaudited)
As of December 31, 2025
(Dollars in Thousands, Except Unit Data)

Issuer	Asset	Core Sector	Geography(a)	Valuation Level	Fair Value ($)	Fair Value as Percentage of Net Assets (%)
Media & Entertainment
Other Investment in Portfolio Company(b)		Technology	N. America	Level III	$60,836	4.2%
Total Media & Entertainment					60,836	4.2%

Software & Services
Other Investment in Portfolio Companies(b)		Technology	N. America	Level III	186,753	12.9%
Other Investment in Portfolio Company(b)		Technology	Europe	Level III	51,812	3.6%
Total Software & Services					238,565	16.5%

Utilities
Other Investment in Portfolio Company(b)		Energy Transition	Europe	Level III	29,992	2.1%
Other Investment in Portfolio Company(b)		Energy Transition	N. America	Level III	61,002	4.2%
Total Utilities					90,994	6.3%

Total Portfolio Companies (Cost $564,563 North America, $75,836 Europe, $15,000 Asia)					$770,674	53.3%
See accompanying notes to Condensed Consolidated Financial Statements.

T-POP US Aggregator (CYM), L.P.
Condensed Consolidated Schedule of Investments (unaudited)
As of December 31, 2025
(Dollars in Thousands, Except Unit Data)

Issuer	Asset	Core Sector	Geography(a)	Valuation Level	Fair Value ($)	Fair Value as Percentage of Net Assets (%)
Affiliated Investee Funds
Financial Services
Growth VI	Equity interest held through TPG Growth VI CS, L.P.	Various	N. America	NAV	$79,604	5.5%
T-POP Investment Holdings III, L.P.		Various	N. America	NAV	115,428	8.0%
T-POP Investment Holdings V, L.P.		Various	N. America	NAV	84,498	5.8%
T-POP Investment Holdings VI, L.P.		Various	N. America	NAV	39,865	2.8%
T-POP Investment Holdings VII, L.P.		Various	N. America	NAV	196,661	13.6%
T-POP HedgeCo LLC		Various	N. America	NAV	(901)	(0.1)%
Total Financial Services					515,155	35.6%

Total Affiliated Investee Funds (Cost $434,716 North America)					515,155	35.6%

Total Investments					1,285,829	88.9%

Cash Equivalents
Dreyfus Government Cash Management, 3.76%			N. America		171,030	11.8%
Total Cash Equivalents					171,030	11.8%

Total Investments, Investments in Affiliated Investee Funds and Cash Equivalents (Cost $1,170,310 North America, $75,836 Europe, $15,000 Asia)					$1,456,859	100.7%
_______________
(a)Europe includes Europe and Middle East; Asia includes Asia and Australia.
(b)There were no single investments included in this category that exceeded 5% of net assets.
See accompanying notes to Condensed Consolidated Financial Statements.

T-POP US Aggregator (CYM), L.P.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements (the “Condensed Consolidated Financial Statements”) of the Aggregator have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Condensed Consolidated Financial Statements. The Aggregator is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies (“ASC 946”). The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These Condensed Consolidated Financial Statements should be read in conjunction with the Aggregator’s audited financial statements included in T-POP’s annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC.

T-POP US Aggregator (CYM), L.P.
Notes to Condensed Consolidated Financial Statements (unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Basis of Consolidation
As provided under ASC 946, the Aggregator generally does not consolidate its investment in a company unless the Aggregator has a controlling financial interest in (a) an investment company or (b) an operating company whose business consists of providing services to the Aggregator. The Aggregator consolidates in its Condensed Consolidated Financial Statements T-POP Investment Holding Entities and other subsidiaries in which the Aggregator has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. At each reporting date, the Aggregator assesses whether it has a controlling financial interest in each of the T-POP Investment Holding Entities or any other reporting entities within the T-POP Fund Complex, and any associated consolidation implications.
From the commencement of operations through September 30, 2025, the Aggregator held a controlling financial interest in all of the T‑POP Investment Holdings Entities and, accordingly, consolidated these entities in its consolidated financial statements. During the fourth quarter of 2025, an additional investor contributed capital to certain T‑POP Investment Holdings Entities. As a result of these transactions, the Aggregator no longer held a controlling financial interest in certain of these entities, and such entities were deconsolidated. Following deconsolidation, the Aggregator’s retained interests in the deconsolidated entities were measured at fair value using the entities’ net asset value (“NAV”) as a practical expedient. The deconsolidation did not have a material impact on the Aggregator’s financial position, results of operations, or cash flows. In Q1, the Aggregator determined that it no longer holds a controlling financial interest in any of the T-POP Investment Holdings Entities.
Non-Controlling Interests
Non-controlling interests represent the ownership interests in consolidated T-POP Investment Holdings Entities held by parties other than the Aggregator. As of March 31, 2026, no non-controlling interests are presented in the Statements of Assets and Liabilities as the remaining T-POP Investment Holdings Entities were deconsolidated during 2026.
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
Cash Equivalents
Cash Equivalents represent cash held in money market funds, treasury bills and other short‐term highly liquid investments with original maturities of three months or less. Income from money market funds is recorded as Dividend Income and Interest Income in the Condensed Consolidated Statement of Operations.
Foreign Currency
Assets and liabilities denominated in foreign currencies are translated into U.S. dollar amounts at the reporting date. Transactions denominated in foreign currencies, including purchases and sales of investments, and income and expenses, are translated into U.S. dollar amounts on the date of such transactions and are included in the Net Change in Unrealized Gain (Loss) on Investments on the Condensed Consolidated Statement of Operations. The Aggregator's investments may be denominated in foreign currencies and, thus, are subject to foreign currency exchange rate fluctuations. Investments are translated into U.S. dollar amounts at the reporting date and the adjustment is included in Investments, at Fair Value and Net Change in Unrealized Gain (Loss) on Investments in the Condensed Consolidated Statement of Operations.

T-POP US Aggregator (CYM), L.P.
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
Debt and Other Securities
The fair values of certain debt positions are generally determined on the basis of prices between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments and various relationships between investments. Specifically, for investments in distressed debt and corporate loans and bonds, the Aggregator generally determines fair value by comparing against similar investments. The Aggregator reviews and analyzes prices obtained from external pricing sources to evaluate their reliability and accuracy, and at times, exclude vendor prices and broker quotations that the Aggregator does not believe are representative of fair value. Certain financial instruments may not trade or prices are not readily available, or trade infrequently and, when they are traded, the price may be unobservable and, as a result, multiple external pricing sources may not be available. In such instances, the Aggregator may use an internal pricing model as either a corroborating or sole data point in determining the price. The Aggregator generally engages specialized third-party valuation service providers to assess and corroborate the valuation of a selection of the investments on a periodic basis. As of March 31, 2026, the Aggregator does not hold any debt securities.
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
Uncertain Tax Positions
The Aggregator recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-than-not threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Aggregator reevaluates its tax positions each period in which new information becomes available. The Aggregator’s policy is to recognize tax related interest and penalties, if applicable, as a component of the provision for income taxes on the Condensed Consolidated Statement of Operations.

T-POP US Aggregator (CYM), L.P.
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
For the three months ended March 31, 2026, dividend and interest income primarily consists of income from money market funds.
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
3. Investments and Fair Value Measurement
The following table summarizes the valuation of the Aggregator’s investments held at fair value by the fair value hierarchy levels as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Level I	Level II	Level III	NAV	Total
Assets
Cash Equivalents
Money Market Fund	$221,928	$—	$—	$—	$221,928
Total Cash Equivalents	$221,928	$—	$—	$—	$221,928

Investments
Portfolio Companies	$—	$—	$—	$—	$—
Total Investments	—	—	—	—	—
Affiliated Investee Funds	—	—	—	1,532,794	1,532,794
	$221,928	$—	$—	$1,532,794	$1,754,722

T-POP US Aggregator (CYM), L.P.
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
As shown in the above tables, there are no Level III investments held by the Aggregator as of March 31, 2026. The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of December 31, 2025:

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

T-POP US Aggregator (CYM), L.P.
Notes to Condensed Consolidated Financial Statements (unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables present changes in the fair value of investments for which Level III inputs were used to determine the fair value for the three months ended March 31, 2026:

	Level III Financial Assets at Fair Value
	Three Months Ended March 31, 2026
	Portfolio Companies	Debt Investments	Total
Balance, Beginning of Period	$770,674	$—	$770,674
Transfer Out of Level III (a)	(770,674)	—	(770,674)
Balance, End of Period	$—	$—	$—
_______________
(a)During the three months ended March 31, 2026, the Aggregator deconsolidated certain T-POP Investment Holdings Entities in which the Aggregator did not have controlling financial interest. Accordingly, the Level III investments held at the deconsolidated T-POP Investment Holdings Entities were transferred out of Level III. The Aggregator measures its investment in each deconsolidated T-POP Investment Holdings Entity using the respective entity’s reported NAV as a practical expedient. The deconsolidation did not have a material impact on the Aggregator’s financial position, ongoing operations, or cash flows.
NAV as a Practical Expedient
The following table summarizes investments that estimate fair value using NAV as a practical expedient. This includes information such as investment strategy, or industry, unfunded commitments (if applicable) and the fair value of the respective investments. As of March 31, 2026, a majority of these investments may not be redeemed at or within three months of the reporting date and certain investments may not be sold without a general partner’s consent. Certain investments cannot be redeemed and distributions received will be a result of income and/or sales of underlying assets of each investment; however, an estimate of the period of time over which the underlying assets are expected to be liquidated for such investments cannot be made.
The following table summarizes investments that estimate fair value using NAV as a practical expedient as of March 31, 2026:

NAV as a Practical Expedient Investments by Industry	Unfunded Commitment	Fair Value
Financial Services
T-POP Investment Holdings I, L.P.	$11,365	$402,029
T-POP Investment Holdings II, L.P.	4,912	197,450
T-POP Investment Holdings III, L.P.	4,700	147,222
T-POP Investment Holdings IV, L.P.	120,121	306,505
T-POP Investment Holdings V, L.P.	33,661	107,213
T-POP Investment Holdings VI, L.P.	15,721	176,337
T-POP Investment Holdings VII, L.P.	71,870	196,038
Total	$262,350	$1,532,794

T-POP US Aggregator (CYM), L.P.
Notes to Condensed Consolidated Financial Statements (unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes investments that estimate fair value using NAV as a practical expedient as of December 31, 2025:

NAV as a Practical Expedient Investments by Industry	Unfunded Commitment	Fair Value
Financial Services
Growth VI	$124,010	$79,604
T-POP Investment Holdings III, L.P.	5,550	115,428
T-POP Investment Holdings V, L.P.	13,664	84,498
T-POP Investment Holdings VI, L.P.	15,740	39,865
T-POP Investment Holdings VII, L.P.	78,409	196,661
T-POP HedgeCo LLC	—	(901)
Total	$237,373	$515,155
For the three months ended March 31, 2026, unrealized gains on investments in affiliated investee funds totaled $12.3 million and is included in the Net Change in Unrealized Gain (Loss) on Investments within the Condensed Consolidated Statement of Operations.
Investments in Affiliated Investee Funds
The following table presents investments owned by the T-POP Investment Holdings entities for which the Aggregator’s combined share of fair values is in excess of 5% of the Aggregator’s net asset value. The table below is exclusive of the Aggregator’s share in the T-POP Investment Holdings entities’ other assets and liabilities, including borrowings, where applicable. The Aggregator’s ability to realize the value of the underlying investments is contingent upon the T-POP Investment Holdings entities’ ability to meet its liabilities.

Investment Name	Type of Investment	Core Sector	Geography	Aggregator’s Share of Fair Value	% of Net Assets
T-POP Investment Holdings I, L.P.
Creative Planning	Equity	Business Services	N. America	$122,337	7.0%

T-POP Investment Holdings IV, L.P.
Growth VI	Equity	Various	N. America	$87,794	5.0%
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

T-POP US Aggregator (CYM), L.P.
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
The following tables present transactions in the Units during the three months ended March 31, 2026:

	Class I Units	Class R-I Units	Class F Units	Total Units
Units Outstanding as of December 31, 2025	10,350,333	29,067,507	4,345,450	43,763,290
Units Issued	936,568	9,449,657	553,968	10,940,193
Units Redeemed	(91,344)	(338,758)	(114,594)	(544,696)
Unit Transfer Between Classes	(57,423)	(262,982)	320,405	—
Units Outstanding as of March 31, 2026	11,138,134	37,915,424	5,105,229	54,158,787
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

T-POP US Aggregator (CYM), L.P.
Notes to Condensed Consolidated Financial Statements (unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Under the Line of Credit, the interest rate on the unpaid principal amount of each loan made to the Borrower is the then-current rate offered by a third-party lender or, if no such rate is available, Secured Overnight Financing Rate (“SOFR”) applicable to such loan plus 3.50%. Each advance under the Line of Credit is repayable on the earliest of (1) the 180th day following the earlier of (A) the Lender’s demand and (B) the Line Availability End Date, and (2) the scheduled date of repayment for each loan, which date shall not be later than 364 days following the borrowing of such loan, unless the Lender otherwise consents. To the extent the Borrowers have not repaid all loans and other obligations under the line of credit after a repayment event has occurred, the Borrowers shall use commercially reasonable efforts to apply excess available cash proceeds to the repayment of such loans and other obligations; provided that the Borrowers will be permitted to (w) make payments to fulfill any repurchase requests pursuant to the Aggregator’s redemption program on the terms substantially consistent with those described in the Aggregator’s filings with the Securities and Exchange Commission, (x) use funds to close any acquisition which the Aggregator entered into prior to receiving a demand notice, (y) make distributions to avoid any entity level tax, and (z) pay any income taxes when due. The Line of Credit also permits voluntary prepayment of principal and accrued interest without any penalty other than customary breakage costs subject to the Lender’s reasonable determination. Each Borrower may withdraw from the Line of Credit at the time all such obligations held by such Borrower to the Lender under the Line of Credit have been repaid to the Lender in full. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, the Lender may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.
None of the Lender and its assignees shall have any recourse to any general partner of any Borrower, any investor of any Borrower, including the Aggregator, or any of their respective assets for any indebtedness or other monetary obligation incurred under the Line of Credit. There were no borrowings during the three months ended March 31, 2026 and no amounts outstanding under the Line of Credit as of March 31, 2026.
6. Related Party Transactions
Partnership Agreement
The Aggregator has entered into a limited partnership agreement as amended and restated with the General Partner. Under the terms of the Aggregator’s Partnership Agreement, overall responsibility for Aggregator’s oversight rests with the General Partner, subject to certain oversight rights held by T-POP’s Board of Directors.
Management Agreement
The Registrant and a Parallel Investment Entity entered into a management agreement with the Management Company (the “Management Agreement”). The Management Company shall provide portfolio management, risk management and other services to the Registrant and the Parallel Investment Entity (and in the General Partner’s discretion, to any subsidiary of the Registrant and the Parallel Investment Entity) during the term as the Registrant, Parallel Investment Entity and the Management Company shall reasonably agree. Management Fees, in accordance with the Management Agreement, are recognized at the Registrant and the Parallel Investment Entity. Refer to Note 5. “Related Party Transactions” within the Notes to the Condensed Financial Statements of the Registrant for further details of the Management Agreement.
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

T-POP US Aggregator (CYM), L.P.
Notes to Condensed Consolidated Financial Statements (unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Transactions with Affiliates
The Aggregator may from time to time enter into transactions with certain affiliates. Such transactions are subject to oversight and, where required, approval by the independent directors of T-POP, and are conducted in accordance with the terms of the T-POP’s limited partnership agreement and applicable policies and procedures.
During the three months ended March 31, 2026, the Aggregator participated in a post-closing syndication transaction to acquire additional interests in one existing investment. The additional equity interests were purchased from a fund managed by an affiliate of the General Partner at a purchase price of $11.0 million, reflecting cost of the investment plus associated financing costs for the time the investments were held by such affiliate. There were no other similar transactions during the three months ended March 31, 2026.
7. Commitments and Contingencies
The Management Company has agreed to advance organizational expenses, on the Aggregator’s behalf through the first anniversary of the Aggregator’s Initial Closing. The Aggregator will reimburse the Management Company for all such advanced expenses ratably over the 60 months following the anniversary of the Initial Closing Date. As of March 31, 2026, the Management Company and its affiliates have incurred organizational expenses amounting to $7.3 million on the Aggregator’s behalf, which are included in Organizational Costs Payable on the Condensed Consolidated Statement of Assets and Liabilities.
The Aggregator had unfunded commitments of $262.3 million and $237.4 million in affiliated investee funds as of March 31, 2026 and December 31, 2025, respectively. The Aggregator had no unfunded commitments in portfolio companies as of March 31, 2026 and $82.2 million as of December 31, 2025.
The Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of March 31, 2026, the Aggregator was not subject to any material litigation nor was the Aggregator aware of any material litigation threatened against it.
8. Income Taxes
As of March 31, 2026, the Aggregator has not identified any uncertain tax positions that require recognition or disclosure. The Aggregator files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Aggregator is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, the Aggregator does not believe the outcome of any future audit will have a material adverse effect on the Aggregator’s Condensed Consolidated Financial Statements.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA, among other provisions, extends or reinstates certain provisions of the 2017 Tax Cuts and Jobs Act (TCJA). The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact to the Aggregator’s Condensed Consolidated Financial Statements for the three months ended March 31, 2026. The Aggregator will continue to evaluate its future impact as regulations are issued by the U.S. Department of the Treasury.

T-POP US Aggregator (CYM), L.P.
Notes to Condensed Consolidated Financial Statements (unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

9. Financial Highlights
The following are the financial highlights of the Aggregator attributed to each Class of Units:

	Three Months Ended March 31, 2026
	Class I Units	Class R-I Units	Class F Units
Per Unit Data
Net Asset Value, Beginning of Period	$31.56	$31.56	$31.55
Proceeds from Units Issued	0.00	0.01	0.20
Net Investment Income (Loss)	0.03	0.03	0.03
Net Change in Unrealized Gain (Loss) on Investments and Derivative Contracts	0.25	0.25	0.25
Net Change in Realized Gain (Loss) on Investments	0.43	0.43	0.43
Net Asset Value, End of Period	$32.27	$32.28	$32.46
Units Outstanding, End of Period	11,138,134	37,915,424	5,105,229
Total Return Based on Net Asset Value(a)	2.26%	2.28%	2.89%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Total Expenses	(0.05)%	(0.05)%	(0.05)%
Net Investment Income	0.09%	0.09%	0.09%
_______________
(a)Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with T-POP’s distribution reinvestment plan) divided by the initial Net Asset Value per Unit. Total return does not include upfront transaction fees, if any.
10. Subsequent Events
From April 1, 2026 through May 1, 2026, the Aggregator received additional subscriptions for a total of $102.1 million.
The Aggregator’s management evaluated subsequent events through the date of issuance of these financial statements. Other than the event disclosed above, there have been no events since March 31, 2026 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and the related notes of TPG Private Equity Opportunities, L.P. and the unaudited condensed consolidated financial statements and the related notes of T-POP US Aggregator (CYM), L.P. both included within this Quarterly Report on Form 10-Q.
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

Recent Developments
For the three months ended March 31, 2026, the T-POP Fund Complex completed direct purchases of investments for $325.8 million. As of March 31, 2026, the T-POP Fund Complex’s portfolio consists of 46 closed Private Equity Investments. As of March 31, 2026, the T-POP Fund Complex holds $221.9 million in money market funds.
Performance Summary
The total returns by each class of Investor Units at the Registrant are as follows:

March 31, 2026
Unit Class	Inception To Date Total Return
Class R-I Units	25.23%
Class R-S Units	24.32%
Class R-D Units	18.72%
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

Investment Portfolio Composition
The charts below present the diversification of the T-POP Fund Complex’s portfolio companies by strategy, sector and geography based on the fair value of our Private Equity Investments as of March 31, 2026. The T-POP Fund Complex’s investments into funds managed by TPG are presented on a look-through basis with respect to underlying portfolio companies.
_______________
•% of fair value represents T-POP Fund Complex’s sum of Investments at Fair Value and Affiliated Investee Funds.
•Geography is generally based on the region where each investment is headquartered.

As of March 31, 2026, the T-POP Fund Complex’s top 10 Private Equity Investments, based on fair value, were:

Company	Strategy	Geography	Sector
Creative Planning	Buyout	N. America	Business Services
Surescripts	Buyout	N. America	Healthcare
AvidXchange Holdings Inc	Buyout	N. America	Technology
DirecTV	Buyout	N. America	Technology
Pike	Buyout	N. America	Energy Transition
Conservice	Buyout	N. America	Business Services
Novotech	Buyout	Asia & Australia	Healthcare
Aven Hospitality	Buyout	N. America	Technology
Velotic	Buyout	N. America	Technology
Irth Solutions	Buyout	N. America	Technology
_______________
•Investments in unaffiliated and affiliated investee funds are presented on a look-through basis with respect to the underlying portfolio company.

Supplemental Schedule of Investments
T-POP invests all or substantially all of its assets in the Aggregator. The Aggregator, then in turn, invests all or substantially all of its assets in the T-POP Investment Holdings Entities which hold (directly or indirectly) investments in private equity strategies. The following Schedule of Investments presents the T‑POP Fund Complex’s holdings on a look‑through basis as of March 31, 2026. Investments held by the T-POP Investment Holdings Entities are shown based on the T-POP Fund Complex’s proportional ownership to provide a comprehensive view of the underlying investment exposure by sector and geography based on the fair value of the underlying investments as of March 31, 2026 ($ in thousands).

Issuer	T-POP Investment Holdings Entity	Core Sector	Geography(a)	Valuation Level	Fair Value ($)(c)	Fair Value as Percentage of Net Assets (%)(d)
Portfolio Companies
Commercial and Professional Services
Other Investment in Portfolio Company(b)	T-POP Investment Holdings VI, L.P.	Business Services	N. America	Level III	$55,005	3.1%
Total Commercial and Professional Services					55,005	3.1%

Consumer Services
Other Investment in Portfolio Company(b)	T-POP Investment Holdings I, L.P.	Consumer	N. America	Level III	23,981	1.4%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Technology	N. America	Level III	20,000	1.1%
Total Consumer Services					43,981	2.5%

Energy Transition
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Energy Transition	N. America	Level III	22,067	1.3%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Energy Transition	Europe	Level III	6,714	0.4%
Total Energy Transition					28,781	1.7%

Financial Services
Creative Planning	T-POP Investment Holdings I, L.P.	Business Services	N. America	Level III	122,337	7.0%
Other Investments in Portfolio Companies(b)	T-POP Investment Holdings IV, L.P.	Business Services	N. America	Level III	50,827	2.9%
Total Financial Services					173,164	9.9%

Issuer	T-POP Investment Holdings Entity	Core Sector	Geography(a)	Valuation Level	Fair Value ($)(c)	Fair Value as Percentage of Net Assets (%) (d)
Health Care Equipment & Services
Other Investment in Portfolio Company(b)	T-POP Investment Holdings I, L.P.	Healthcare	N. America	Level III	58,784	3.4%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Healthcare	N. America	Level III	6,008	0.3%
Other Investments in Portfolio Companies(b)	T-POP Investment Holdings III, L.P.	Healthcare	Asia	Level III	15,482	0.9%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings IV, L.P.	Healthcare	N. America	Level III	28,641	1.6%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings IV, L.P.	Healthcare	Asia	Level III	13,923	0.8%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings IV, L.P.	Healthcare	Europe	Level III	39,686	2.3%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings V, L.P.	Healthcare	N. America	Level III	14,610	0.8%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings VI, L.P.	Healthcare	N. America	Level III	75,000	4.3%
Total Health Care Equipment & Services					252,134	14.4%

Media & Entertainment
Other Investment in Portfolio Company(b)	T-POP Investment Holdings I, L.P.	Technology	N. America	Level III	56,353	3.2%
Total Media & Entertainment					56,353	3.2%

Pharmaceuticals, Biotechnology & Life Sciences
Other Investment in Portfolio Company(b)	T-POP Investment Holdings III, L.P.	Healthcare	Asia	Level III	49,978	2.9%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Healthcare	Europe	Level III	22,505	1.3%
Total Pharmaceuticals, Biotechnology & Life Sciences					72,483	4.2%

Issuer	T-POP Investment Holdings Entity	Core Sector	Geography(a)	Valuation Level	Fair Value ($)(c)	Fair Value as Percentage of Net Assets (%) (d)
Software & Services
Other Investments in Portfolio Companies(b)	T-POP Investment Holdings I, L.P.	Technology	N. America	Level III	105,221	6.0%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings I, L.P.	Technology	Europe	Level III	36,891	2.1%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Technology	N. America	Level III	20,008	1.1%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings III, L.P.	Technology	N. America	Level III	40,230	2.3%
Other Investments in Portfolio Companies(b)	T-POP Investment Holdings III, L.P.	Technology	Asia	Level III	38,306	2.2%
Other Investments in Portfolio Companies(b)	T-POP Investment Holdings IV, L.P.	Technology	N. America	Level III	85,003	4.9%
Other Investments in Portfolio Companies(b)	T-POP Investment Holdings V, L.P.	Technology	N. America	Level III	92,832	5.3%
Total Software & Services					418,491	23.9%

Technology Hardware and Equipment
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Technology	N. America	Level III	15,600	0.9%
Total Technology Hardware and Equipment					15,600	0.9%

Utilities
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Energy Transition	Europe	Level III	29,399	1.7%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Energy Transition	N. America	Level III	55,005	3.1%
Total Utilities					84,404	4.8%

Total Portfolio Companies (Cost $809,290 North America, $128,090 Europe, $110,471 Asia)					1,200,396	68.6%

Issuer	T-POP Investment Holdings Entity	Core Sector	Geography(a)	Valuation Level	Fair Value ($)(c)	Fair Value as Percentage of Net Assets (%) (d)
Unaffiliated Investee Funds
Consumer Services
Other Investment in Unaffiliated Investee Fund(b)	T-POP Investment Holdings VII, L.P.	Consumer	N. America	NAV	35,230	2.0%
Other Investment in Unaffiliated Investee Fund(b)	T-POP Investment Holdings III, L.P.	Consumer	Asia	NAV	3,945	0.2%
Other Investment in Unaffiliated Investee Fund(b)	T-POP Investment Holdings VII, L.P.	Consumer	Europe	NAV	34,386	2.0%
Total Consumer Services					73,561	4.2%

Health Care Equipment & Services
Other Investment in Unaffiliated Investee Fund(b)	T-POP Investment Holdings VII, L.P.	Healthcare	Europe	NAV	14,140	0.8%
Total Health Care Equipment & Services					14,140	0.8%

Software & Services
Other Investments in Unaffiliated Investee Funds(b)	T-POP Investment Holdings VII, L.P.	Technology	N. America	NAV	57,233	3.3%
Other Investments in Unaffiliated Investee Fund(b)	T-POP Investment Holdings VI, L.P.	Technology	N. America	NAV	9,467	0.5%
Other Investments in Unaffiliated Investee Fund(b)	T-POP Investment Holdings VI, L.P.	Technology	Europe	NAV	37,042	2.1%
Total Software & Services					103,742	5.9%

Total Unaffiliated Investee Funds (Cost $86,087 N. America, $76,075 Europe, $2,617 Asia)					191,443	10.9%

Issuer	T-POP Investment Holdings Entity	Core Sector	Geography(a)	Valuation Level	Fair Value ($)(c)	Fair Value as Percentage of Net Assets (%) (d)
Affiliated Investee Funds
Financial Services
Growth VI	T-POP Investment Holdings IV, L.P.	Various	N. America	NAV	87,794	5.0%
Total Financial Services					87,794	5.0%

GP-Led Secondaries
Other Investment in Affiliated Investee Fund(b)	T-POP Investment Holdings VII, L.P.	Various	N. America	NAV	55,387	3.2%
Total GP-Led Secondaries					55,387	3.2%

Total Investments (Cost $123,067 North America)					143,181	8.2%

Derivative Instruments
Derivative Asset	T-POP Investment Holdings II, L.P.				659	—%
Derivative Asset	T-POP Investment Holdings IV, L.P.				1,359	0.1%
Derivative Asset	T-POP Investment Holdings VII, L.P.				325	—%
Derivative Liability	T-POP Investment Holdings I, L.P.				(452)	—%
Derivative Liability	T-POP Investment Holdings III, L.P.				(295)	—%
Total Derivative Instruments					1,596	—%

Total Investments (Cost $1,018,444 North America,$204,165 Europe, $113,088 Asia)					$1,536,616	87.7%
_______________
(a)Europe includes Europe and Middle East; Asia includes Asia and Australia.
(b)There were no single investments included in this category that exceeded 5% of net assets.
(c)The amounts presented reflect the T‑POP Fund Complex’s proportionate interest in the Aggregator’s investment portfolio on a look‑through basis. As of March 31, 2026, T‑POP held a 79.0% ownership interest in the Aggregator. The remaining interest was held by a Parallel Investment Entity.
(d)Net Assets used to calculate the percentage pertains to the Net Assets of the Aggregator allocated to the T-POP Fund Complex.

Line of Credit
On August 26, 2025, a subsidiary of the Aggregator entered into an unsecured, uncommitted Line of Credit with TPG Operating Group II, L.P., an affiliate of the Fund. The facility provides the Aggregator with a maximum borrowing capacity of up to $250.0 million in aggregate principal amount. See Note 5. ‘Line of Credit Arrangement” within the Notes to Condensed Consolidated Financial Statements of the Aggregator for additional information.
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
The first quarter of 2026 was defined by a pivot toward volatility and defensive positioning by investors. Market sentiment was primarily pressured by the dual threats of an escalating Middle Eastern conflict, which disrupted global energy stability and ignited a commodity rally, alongside deepening concerns regarding the disruptive impact of artificial intelligence on legacy business models. Although the U.S. economy displayed underlying strength through steady growth and a resilient labor market, these geopolitical and structural shocks reignited inflationary pressures, forcing the Federal Reserve to halt its easing cycle and adopt a more hawkish stance. Consequently, a climate of strategic caution prevails as market participants maintain a defensive orientation, seeking greater visibility into the eventual resolution of these intersecting geopolitical, secular and macroeconomic uncertainties.
Equities reversed their positive momentum from recent quarters, with the S&P 500 and Dow Jones Industrial Average declining 4.6% and 3.6%, respectively. Performance diverged sharply by sector: energy, materials and utilities surged 37.2%, 9.3% and 7.5%, respectively, on the back of a commodity rally fueled by the Iran conflict. Conversely, financials, information technology and consumer discretionary lagged with declines of 9.8%, 9.3% and 9.3%, respectively, as investors reassessed valuations amid concerns over artificial intelligence disruption to legacy business models and the potential impact of widening conflict on prices and consumer spending. Global equity indices demonstrated relative resilience, with the MSCI Europe Index declining 1.5% and the MSCI Asia Pacific index falling 0.5%, outperformance largely attributable to their lower exposure to technology and software businesses.
Economic indicators in the first quarter of 2026 reflected the impact of geopolitical disruption and persistent inflation. The Consumer Price Index, which had declined toward 2.6% in early February, reversed course following the Middle Eastern conflict, rising to approximately 3.0% to 3.5% by quarter-end as energy and food prices increased. Core inflation, excluding food and energy, remained elevated at 3.2% to 3.4% throughout the quarter. The unemployment rate stood at 4.3% in January and stabilized near 4.4% to 4.5% through March. Monthly job gains averaged 150,000 to 180,000, consistent with the low-hire, low-fire labor market environment established in late 2025. U.S. real GDP growth tracked between 2.0% and 3.0% for the quarter according to the Federal Reserve Bank of Atlanta's GDPNow model.
The Federal Reserve held interest rates steady at its March meeting, maintaining the target range at 3.50% to 3.75%. This marked a pause in the easing cycle that began in late 2024, with no rate cuts implemented during Q1 2026. The Board of Governors of the Federal Reserve System (the “Fed”) adopted a more hawkish tone, signaling that rate cuts previously expected for 2026 were now unlikely, influenced by renewed inflation pressures from Middle Eastern conflict and resilient labor market conditions. Market participants shifted from pricing in multiple cuts to pricing in zero cuts for the remainder of the year.

The U.S. Treasury yield curve flattened in the first quarter, driven by a sell-off at the long end of the curve. Following the geopolitical shock and hawkish repricing of Federal Reserve policy, yields across Treasuries rose quarter over quarter. Yields on 10-year and 30-year Treasuries increased by approximately 30 to 40 basis points, while shorter maturities rose by roughly 15 to 20 basis points. Treasury yields reversed their late-2025 decline, moving higher as markets abandoned expectations for near-term rate cuts.
In corporate credit markets, both U.S. and European high yield generated negative performance in the first quarter of 2026. According to J.P. Morgan data, U.S. high yield was down 0.3% and the European market returned 1.5% during the three-month period. In the United States, high yield bond spreads widened by 41 basis points during the quarter to 355 basis points compared to 314 at the start of the year. In Europe, high yield spreads widened by 67 basis points during the quarter to 412 basis points, up from 345 at the beginning of the year. The high yield default rate, measured on a trailing twelve-month basis, increased from 1.9% to 2.1% in the United States and modestly decreased from 3.2% to 3.1% in Europe. Additionally, the J.P. Morgan U.S. Leveraged Loan Index posted a (0.4%) return, and the J.P. Morgan European Leveraged Loan Index posted a (1.0%) return for the first quarter of 2026. From a spread and yield basis, the U.S. Leveraged Loan Index ended the quarter at a yield of 8.4% and 484 basis point spread, while the European Leverage Loan Index ended the quarter at a yield of 8.3% and 547 basis point spread.
Key Financial Measures
Our key financial and operating measures are discussed below:
Revenues
Through its investment in the Aggregator, T-POP generates income primarily from investments in portfolio companies, affiliated or unaffiliated funds, and debt and other securities, which consist of dividend income and interest income.
Dividend and Interest Income. Dividend income consists of (i) dividend income from portfolio companies and (ii) dividend income from investments in money market funds. Dividend income from our portfolio companies is recorded on the ex-dividend date, or, in the absence of a formal declaration of a record date, on the date when cash is received from the relevant portfolio company, but excludes any portion of distributions that are treated as a return of capital. Each distribution received from a portfolio company is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. Dividend income from money market funds with financial institutions is recorded on an accrual basis to the extent that the Fund expects to collect such amounts. For the three months ended March 31, 2026, dividend income consists of income from money market funds. Interest Income consists primarily of income from debt and other securities.
Expenses
Organizational and Offering Expenses. Organizational and offering expenses are costs incurred in connection with the formation of the Fund and the offering of limited partnership units to potential investors. Prior to the anniversary of the Initial Closing, organization and offering expenses are paid by the Management Company. After T-POP accepted third party investors and commenced investment operations, costs associated with the organization of T-POP were expensed. Costs associated with the offering of Class S, Class R-S, Class D, Class R-D, Class I, Class R-I and Class F units of T-POP are capitalized as deferred expense and included as an asset on the Condensed Statements of Assets and Liabilities and amortized over a twelve-month period.
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
Net Change in Realized and Unrealized Gain (Loss) on Investments
Realized gains or losses are measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized gains or losses previously recognized. Net change in unrealized gains or losses reflects the change in investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized. T-POP generates income primarily from its investment in the Aggregator and has the same investment objectives as the Aggregator. T-POP has an interest of 79.0% in the Aggregator as of March 31, 2026. For the three months ended March 31, 2026, the Registrant recognized $28.9 million and the Aggregator recognized $12.3 million of Net Change in Unrealized Gain on Investments. For the three months ended March 31, 2026, the Aggregator recognized $23.4 million of realized gains on investment. There were no net realized gains or losses for the Registrant from the investment in the Aggregator for the three months ended March 31, 2026.
Key drivers of the result of operations of T-POP are presented below.
Results of Operations
Three Months Ended March 31, 2026
The results of operations for the three months ended March 31, 2026 are discussed below:
For the three months ended March 31, 2026, T-POP’s net increase in net assets resulting from operations of $23.3 million was attributable to $28.9 million in net unrealized gain on investment, partially offset by $5.6 million in net investment loss.
Revenues
For the three months ended March 31, 2026, T-POP did not recognize any dividend income. The Aggregator recognized dividend income of $2.1 million from investments in money market funds.
Expenses
For the three months ended March 31, 2026, T-POP incurred $5.6 million in total expenses which consisted of performance participation allocation of $2.9 million, management fees of $1.9 million, and other expenses of $0.8 million which is primarily related to audit and administration fees.
Net Investment Income (Loss)
For the three months ended March 31, 2026, T-POP’s net investment loss was $5.6 million which was attributable to the expenses noted above.
Unrealized Gain (Loss) on Investment
For the three months ended March 31, 2026, T-POP recognized $28.9 million of unrealized gain on the underlying investment in the Aggregator mainly driven by the Aggregator’s net gains on investments of $35.7 million.

Financial Condition, Liquidity and Capital Resources
From the three months ended March 31, 2026, T-POP accepted $325.2 million of total subscriptions from its monthly closes in its continuous private offerings. T-POP purchased investments in the Aggregator totaling $325.2 million. As of March 31, 2026, T-POP had total assets of $1,382.2 million, which primarily consist of the underlying investment in the Aggregator of $1,382.0 million. As of December 31, 2025, T-POP had total assets of $1,051.0 million, which primarily consisted of the underlying investment in the Aggregator of $1,050.5 million.
As of March 31, 2026, T-POP had total liabilities of $20.5 million. Total liabilities primarily consist of accrued performance participation allocation of $2.9 million, servicing fees payable of $13.1 million, and organizational and offering costs payable of $1.7 million. As of December 31, 2025, T-POP had total liabilities of $33.0 million. Total liabilities consisted of accrued performance participation allocation of $19.3 million, servicing fees payable of $10.5 million, and organizational and offering costs payable of $1.7 million.
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
T-POP had no cash and cash equivalents as of March 31, 2026 and December 31, 2025. T-POP does not consolidate the Aggregator as of March 31, 2026 and as of December 31, 2025. All the cash and cash equivalents are held by the Aggregator and its consolidated subsidiaries.
Net Cash Flows
The following table presents a summary of T-POP’s cash flows for the periods presented ($ in thousands):

Three Months Ended March 31, 2026
Net Increase in Net Assets Resulting from Operations	$23,334

Net Cash Used in Operating Activities	(314,812)
Net Cash Provided by Financing Activities	314,812
Net change in cash and cash equivalents	—
Cash, beginning of period	—
Cash, end of period	$—
Operating Activities
Net cash flow used in operating activities was $314.8 million for the three months ended March 31, 2026 was primarily related to the purchases of investments of $316.8 million and unrealized gain on investment in the Aggregator, partially offset by investment proceeds of $13.8 million.
Financing Activities
Net cash flow provided by financing activities was $314.8 million for the three months ended March 31, 2026, which primarily reflects the proceeds from the issuance of Units.

Leverage
As of March 31, 2026, debt financing available to the Fund consisted of the Line of Credit (as defined in Note 5. “Line of Credit Agreement” in the “Notes to the Condensed Consolidated Financial Statements” of the Aggregator). As of March 31, 2026, there were no outstanding borrowings under the Line of Credit, and no amounts were drawn during the three months ended March 31, 2026.
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
The following table provides a breakdown of the major components of the Fund’s Transactional Net Asset Value as of March 31, 2026 ($ in thousands):

Components of T-POP’s Transactional Net Asset Value	March 31, 2026
Investment in the Aggregator (cost of $1,202,776)(b)	$1,387,486
Other Assets	97
Accrued Performance Participation Allocation	(2,918)
Management Fee Payable	(1,121)
Servicing Fees Payable (a)	(355)
Other Liabilities	(1,629)
Transactional Net Asset Value	$1,381,560
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

The following table provides a breakdown of the Fund’s Transactional Net Asset Value per Unit by class as of March 31, 2026:

	March 31, 2026
Class	Transactional NAV per Unit	Number of Units	Transactional NAV ($ in thousands)
Class R-I(a)	$31.31	26,643,440	$834,109
Class R-S	$31.08	15,993,256	497,088
Class R-D	$31.24	332,250	10,379
Class F	$32.37	1,235,417	39,984
Total		44,204,363	$1,381,560
_______________
(a)Transactional NAV per Unit for Class R-I does not reflect Feeder TE specific expenses and other net assets and liabilities. In addition, it does not reflect Class F_TE units which are not subject to management fees or performance participation allocations.
The following table reconciles GAAP Net Asset Value to the Registrant’s Transactional Net Asset Value ($ in thousands):

March 31, 2026
GAAP Net Asset Value	$1,361,756
Adjustments
Organization and Offering Expenses(a)	7,035
Servicing Fees(b)	12,769
Transactional Net Asset Value	$1,381,560
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financings or liabilities other than contractual commitments incurred in the normal course of our business. Please refer to Note 6. “Commitments and Contingencies” within the Notes to the Condensed Financial Statements of the Registrant.
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
Under GAAP, T-POP accrues the cost of the Servicing Fees, as applicable, for the estimated life of the Units at the time we sell Class S Units, Class R-S Units, Class D Units, and Class R-D Units. Inherent in the calculation of the estimated amount of Servicing Fees to be paid in future periods are certain significant management judgments and estimates, including the estimated life of the Units at the time of a subscription. Servicing Fees Payable entails uncertainties as the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and historical trends. As of March 31, 2026, T-POP has accrued $13.1 million of Servicing Fees Payable, related to the Class R-S and Class R-D Units sold.

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
Recent Accounting Pronouncements
There were no accounting pronouncements issued during the three months ended March 31, 2026 that are expected to have a material impact on the Condensed Financial Statements of T-POP and the Condensed Consolidated Financial Statements of the Aggregator included in this Quarterly Report on Form 10-Q.
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
Fair Value Risk
T-POP and the Aggregator indirectly hold investments in portfolio companies that are reported at fair value. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments made by T-POP. Net changes in the fair value of portfolio companies held through the seven investment holding investments impact the Aggregator’s Net Change in Unrealized Gain (Loss) on Investments and in turn impact the Registrant’s Net Change in Unrealized Gain (Loss) on Investments. Based on investments held as of March 31, 2026, we estimate that an immediate, hypothetical 10% decline in the fair value of investments would result in a decline in the Net Realized and Unrealized Gain (Loss) on Investments of the Aggregator of $153.3 million and a decline in the Registrant’s Net Change in Unrealized Gain (Loss) on Investments of $137.4 million, if not offset by other factors.

Exchange Rate Risk
The Aggregator holds investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. The Aggregator manages exposure to investments in foreign currencies by hedging such risks. As of March 31, 2026, the Aggregator held an investment in an affiliated investee fund that held foreign currency contracts to hedge a change in exchange rates against the U.S. dollar. We estimate that as of March 31, 2026, a 10% decline in the exchange rates between the U.S. dollar and all other foreign currencies in which certain portfolio companies are denominated would result in a decline in Net Realized and Unrealized Gain (Loss) on Investments of the Aggregator of $42.7 million and a decline in the Registrant’s Net Change in Unrealized Gain (Loss) on Investments of $33.7 million.
Interest Rate Risk
Changes in credit markets and in particular, interest rates, can impact investment valuations and may have offsetting results depending on the valuation methodology used. For example, we may use a discounted cash flow analysis as one of the methodologies to ascertain the fair value of our portfolio companies that do not have readily observable market prices. If applicable interest rates rise, then the assumed cost of capital for those portfolio companies would be expected to increase under the discounted cash flow analysis, and this effect would negatively impact their valuations if not offset by other factors. Conversely, a fall in interest rates can positively impact valuations of certain portfolio companies if not offset by other factors. These impacts could be substantial depending upon the magnitude of the change in interest rates. Finally, low interest rates related to monetary stimulus and economic stagnation may also negatively impact expected returns on all investments, as the demand for relatively higher return assets increases and supply decreases. Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our fixed income investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our fixed income investments to increase. As of March 31, 2026, T-POP does not have any outstanding borrowings.
Item 4. Controls and Procedures
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Neither the Registrant, the General Partner nor the Management Company are currently subject to any pending material legal proceedings against the Registrant, the General Partner or the Management Company. From time to time, the Registrant, the General Partner or the Management Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Registrant’s rights under contracts with the Registrant’s portfolio companies. The Registrant may also be subject to regulatory proceedings. See Note 6. “Commitments and Contingencies” in our Condensed Financial Statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
For a discussion of our potential risks and uncertainties, see the information under “Item 1A.––Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
All sales of unregistered securities during the three months ended March 31, 2026 were previously disclosed.
Unit Redemptions
The following table sets forth information regarding redemptions of Units during the three months ended March 31, 2026:

Redemption Period(1)	Total number of units purchased (all classes)	Average price paid per unit (all classes)(2)	Total number of units purchased as part of publicly announced plans or programs (all classes)	Maximum number (or approximate dollar value) of units that may yet be purchased under the plans or programs (all classes)(3)
January 1, 2026 - January 31, 2026	6,449	$29.53	6,449	N/A
_______________

(1)Redemptions were effective as of March 31, 2026.
(2)Average Price Paid per Unit reflects the 5% early redemption deduction, as applicable.
(3)All redemption requests were satisfied in full.

For additional information on our redemption program, including a breakdown by class, see Note 4. “Net Assets — Redemption Program” within the Notes to the Registrant’s Condensed Consolidated Financial Statements.
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

TPG Private Equity Opportunities, L.P.

May 13, 2026	By:	/s/ Jack Weingart
Name: Jack Weingart
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Matt White
Name: Matt White
Title: Chief Financial Officer (Principal Financial and Accounting Officer)