Form 10-Q
period 2026-06-30
TPG Private Equity Opportunities, L.P.
filed 2026-08-07
CIK 2050260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2026, the Registrant had the following limited partnership units outstanding: 10,162,469 units of Class R-I, 18,903,668 of Class I, 17,738,049 units of Class R-S, 1,885,504 units of Class S, 348,256 units of Class R-D, 87,403 units of Class D, and 5,772,643 units of Class F.

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
•the term “Feeder TE” refers to TPG Private Equity Opportunities (TE), L.P., a Delaware limited partnership, which is generally being offered to non-U.S. investors and U.S. tax-exempt investors, and that invests all or substantially all of its assets indirectly in Class I Units (as defined below) of the Registrant;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
TPG Private Equity Opportunities, L.P.
Condensed Statements of Assets and Liabilities (unaudited)
(Dollars in Thousands, Except Unit Data)

	June 30, 2026	December 31, 2025
Assets
Investment in T-POP US Aggregator (CYM), L.P. (Cost $1,462,202 as of June 30, 2026; $894,810 as of December 31, 2025)	$1,829,443	$1,050,500
Other Assets	244	528
Total Assets	$1,829,687	$1,051,028

Liabilities
Organizational and Offering Costs Payable	$1,663	$1,690
Servicing Fees Payable	16,202	10,512
Accrued Performance Participation Allocation	22,743	19,290
Management Fee Payable	1,373	854
Other Liabilities	2,235	670
Total Liabilities	44,216	33,016

Commitments and Contingencies (Note 6)

Net Assets
Limited Partnership Units - Class I, unlimited Units authorized, (17,465,079 Units issued and outstanding as of June 30, 2026; no Units issued and outstanding as of December 31, 2025)	598,547	—
Limited Partnership Units - Class R-I, unlimited Units authorized, (10,162,469 Units issued and outstanding as of June 30, 2026; 20,070,838 Units issued and outstanding as of December 31, 2025)	347,771	613,267
Limited Partnership Units - Class S, unlimited Units authorized, (969,006 Units issued and outstanding as of June 30, 2026; no Units issued and outstanding as of December 31, 2025)	32,066	—
Limited Partnership Units - Class R-S, unlimited Units authorized, (17,738,049 Units issued and outstanding as of June 30, 2026; 12,446,958 Units issued and outstanding as of December 31, 2025)	588,426	369,354
Limited Partnership Units - Class R-D, unlimited Units authorized, (348,256 Units issued and outstanding as of June 30, 2026; 170,356 Units issued and outstanding as of December 31, 2025)	11,864	5,195
Limited Partnership Units - Class F, unlimited Units authorized, (5,754,840 Units issued and outstanding as of June 30, 2026; 969,858 Units issued and outstanding as of December 31, 2025)	206,797	30,196
Total Net Assets	1,785,471	1,018,012
Total Liabilities and Net Assets	$1,829,687	$1,051,028

See accompanying notes to Condensed Financial Statements.

TPG Private Equity Opportunities, L.P.
Condensed Statements of Operations (unaudited)
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025(a)	2026	2025(a)
Revenues
Dividend and Interest Income	$—	$686	$—	$686
Total Revenues	—	686	—	686
Expenses
Organizational Expenses	—	6,665	—	6,665
Performance Participation Allocation	19,826	1,637	22,744	1,637
Deferred Offering Costs Amortization	173	28	433	28
Management Fee Expense	2,367	—	4,267	—
Professional Fees	120	—	208	—
Other Expenses	385	778	800	778
Total Expenses	22,871	9,108	28,452	9,108

Net Investment Income (Loss)	(22,871)	(8,422)	(28,452)	(8,422)
Net Change in Gain (Loss) on Investments
Net Change in Unrealized Gain (Loss) on Investment in T-POP US Aggregator (CYM) L.P.	186,315	20,486	215,230	20,486
Net Change in Unrealized Gain (Loss) on Derivative Contracts	—	(716)	—	(716)
Total Net Change in Gain (Loss)	186,315	19,770	215,230	19,770
Provision for Income Taxes	—	(551)		(551)
Net Increase in Net Assets Resulting from Operations	$163,444	$10,797	$186,779	$10,797

Net Increase in Net Assets Resulting from Operations Attributable to Non-Controlling Interests	$—	$83	$—	$83

Net Increase in Net Assets Resulting from Operations Attributable to T-POP	$163,444	$10,714	$186,779	$10,714
_______________
(a)The period presented includes consolidated amounts of the T-POP US Aggregator (CYM), L.P. from June 2, 2025 (Commencement of Operations) through June 30, 2025. Please refer to Note 2. Summary of Significant Accounting Policies for additional information regarding the basis of consolidation.
See accompanying notes to Condensed Financial Statements.

TPG Private Equity Opportunities, L.P.
Condensed Statements of Changes in Net Assets (unaudited)
(Dollars in Thousands)

	Class I Units	Class R-I Units	Class S Units	Class R-S Units	Class R-D Units	Class F Units	Total Net Assets
Balance at March 31, 2026	$—	$829,307	$—	$482,691	$10,296	$39,462	$1,361,756
Unit Transfer Between Classes	508,723	(636,340)	—	—	—	127,617	—
Proceeds from Units Issued	59,528	102,058	31,421	55,184	500	18,465	267,156
Redemptions	(682)	(1,152)	—	(799)	—	(29)	(2,662)
Net Investment Income (Loss)	(4,277)	(8,677)	(272)	(9,540)	(189)	84	(22,871)
Net Change in Unrealized Gain (Loss) on Investments	35,255	62,575	1,900	64,116	1,271	21,198	186,315
Servicing Fees	—	—	(983)	(3,226)	(14)	—	(4,223)
Balance at June 30, 2026	$598,547	$347,771	$32,066	$588,426	$11,864	$206,797	$1,785,471

	Class R-I Units	Class R-S Units	Class F Units	Non-Controlling Interests	Total Net Assets
Balance at March 31, 2025	$—	$—	$—	$—	$—
Proceeds from Units Issued	214,535	77,543	24,194	2,349	318,621
Net Investment Income (Loss)	(5,616)	(2,234)	(515)	(57)	(8,422)
Provision for Income Taxes	(371)	(134)	(42)	(4)	(551)
Net Change in Unrealized Gain (Loss) on Investments	13,794	4,986	1,556	150	20,486
Net Change in Unrealized Gain (Loss) on Derivative Contracts	(482)	(174)	(54)	(6)	(716)
Servicing Fees	—	(2,428)	—	—	(2,428)
Balance at June 30, 2025	$221,860	$77,559	$25,139	$2,432	$326,990
See accompanying notes to Condensed Financial Statements.

TPG Private Equity Opportunities, L.P.
Condensed Statements of Changes in Net Assets (unaudited)
(Dollars in Thousands)

	Class I Units	Class R-I Units	Class S Units	Class R-S Units	Class R-D Units	Class F Units	Total Net Assets
Balance at December 31, 2025	$—	$613,267	$—	$369,354	$5,195	$30,196	$1,018,012
Unit Transfer Between Classes	508,723	(636,340)	—	—	—	127,617	—
Proceeds from Units Issued	59,528	304,938	31,421	164,137	5,500	26,875	592,399
Redemptions	(682)	(2,285)	—	(998)	—	(29)	(3,994)
Net Investment Income (Loss)	(4,277)	(11,606)	(272)	(12,122)	(235)	60	(28,452)
Net Change in Unrealized Gain (Loss) on Investments	35,255	79,797	1,900	74,737	1,463	22,078	215,230
Servicing Fees	—	—	(983)	(6,682)	(59)	—	(7,724)
Balance at June 30, 2026	$598,547	$347,771	$32,066	$588,426	$11,864	$206,797	$1,785,471

	Class R-I Units	Class R-S Units	Class F Units	Non-Controlling Interests	Total Net Assets
Balance at December 31, 2024	$—	$—	$—	$—	$—
Proceeds from Units Issued	214,535	77,543	24,194	2,349	318,621
Net Investment Income (Loss)	(5,616)	(2,234)	(515)	(57)	(8,422)
Provision for Income Taxes	(371)	(134)	(42)	(4)	(551)
Net Change in Unrealized Gain (Loss) on Investments	13,794	4,986	1,556	150	20,486
Net Change in Unrealized Gain (Loss) on Derivative Contracts	(482)	(174)	(54)	(6)	(716)
Servicing Fees	—	(2,428)	—	—	(2,428)
Balance at June 30, 2025	$221,860	$77,559	$25,139	$2,432	$326,990

See accompanying notes to Condensed Financial Statements.

TPG Private Equity Opportunities, L.P.
Condensed Statements of Cash Flows (unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities:
Net Increase in Net Assets Resulting from Operations	$186,779	$10,797
Adjustments to Reconcile Net Increase in Net Assets From Operations to Net Cash Used in Operating Activities:
Net Change in Unrealized (Gain) / Loss on Investment in T-POP US Aggregator (CYM) L.P.	(215,230)	(20,486)
Net Change in Unrealized (Gain) / Loss on Derivative Contracts	—	716
Interest Income Received In-Kind	—	(14)
Amortization of Deferred Offering Costs	433	28
Class F Units Issued as Payment of Directors' Fees	300	194
Purchases of Investments	(585,102)	(62,174)
Proceeds from Investments	20,333	—
Cash Flows due to Changes in Operating Assets and Liabilities:
Increase in Other Assets	110	(1,146)
Increase / (Decrease) in Organizational and Offering Costs Payable	(28)	7,001
Increase in Accrued Performance Participation Allocation	11,789	1,637
Increase in Management Fees Payable	519	—
Increase in Other Liabilities	1,564	1,438
Net Cash Used in Operating Activities	$(578,533)	$(62,009)

Financing Activities:
Proceeds from issuance of units	$583,764	$218,428
Redemption of Units	(3,198)	—
Payment of servicing fees	(2,033)	—
Net Cash Provided by Financing Activities	$578,533	$218,428

Net Increase in Cash and Cash Equivalents	$—	$156,419
Cash and Cash Equivalents, Beginning of Period	—	—
Cash and Cash Equivalents, End of Period	$—	$156,419

Supplemental Disclosure of Non-Cash Financing Activities:
Servicing Fees Payable	$4,533	$2,428
Shares Issued in Exchange for Investments	8,335	99,999

See accompanying notes to Condensed Financial Statements.

TPG Private Equity Opportunities, L.P.
Condensed Schedules of Investment (unaudited)
(Dollars in Thousands, Except Unit Data)

	June 30, 2026
Issuer	Type of Investment	Core Sector	Geography(a)	Valuation Level	Fair Value ($)	Fair Value as Percentage of Net Assets (%)
Investment
Investment in T-POP US Aggregator (CYM) L.P. (50,668,648 Units)(a)	Investee Fund	Various	Various	NAV	$1,829,443	102.5%
Total Investments (Cost $1,462,202)					$1,829,443	102.5%

	December 31, 2025
Issuer	Type of Investment	Core Sector	Geography(a)	Valuation Level	Fair Value ($)	Fair Value as Percentage of Net Assets (%)
Investment
Investment in T-POP US Aggregator (CYM) L.P. (33,286,504 Units)(a)	Investee Fund	Various	Various	NAV	$1,050,500	103.2%
Total Investments (Cost $894,810)					$1,050,500	103.2%

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
T-POP measures its investment in the Aggregator at fair value using the net asset value of the Aggregator. The net asset value of the Aggregator is considered a practical expedient that represents fair value as (a) the investment does not have a readily determinable fair value because the Aggregator’s net asset value is not published or the basis for current transactions, (b) the Aggregator is an investment company and (c) the net asset value of the Aggregator is calculated in a manner in which all of its investments are reported at fair value as of the measurement date. Changes in the fair value of T-POP’s investment in the Aggregator are presented within Net Change in Unrealized Gain (Loss) on Investment in T-POP US Aggregator (CYM) L.P. in the Condensed Statements of Operations.
Cash Equivalents
Cash Equivalents represent cash held in money market funds, treasury bills and other short‐term highly liquid investments with original maturities of three months or less. Income from money market funds is recorded as Dividend Income and Interest Income in the Condensed Statements of Operations.

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
For the three and six months ended June 30, 2026, there was no dividend and interest income earned by the Registrant.
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
T-POP operates through a single reportable segment with an investment objective of generating investment returns by providing its Limited Partners with broad exposure to investments across the private equity strategies of TPG. The chief operating decision maker (the “CODM”) is T-POP’s Chief Executive Officer. The CODM assesses the performance of, allocates resources to and makes operating decisions for T-POP primarily based on T-POP’s Net Increase in Net Assets Resulting from Operations. As T-POP is a single segment, there is no difference between segment assets and total assets as presented on the Condensed Statements of Assets and Liabilities and significant segment expenses are the same as those listed on the Condensed Statements of Operations. As the Fund operates as a single segment, the accounting policies utilized by the segment are consistent with those included in the Condensed Financial Statements here within.

TPG Private Equity Opportunities, L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
3. Investment in the Aggregator
T-POP has an interest of 80.2% in the Aggregator as of June 30, 2026. The remaining interest in the Aggregator is held by a Parallel Investment Entity. T-POP’s interest in the Aggregator may result in T-POP indirectly holding investments of the Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of T-POP. For a listing of investments that may proportionally exceed 5% of T-POP’s net assets, see the Condensed Consolidated Schedule of Investments of the Aggregator.
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

TPG Private Equity Opportunities, L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
The following tables present transactions in the Units during the periods:

	Class S Units	Class I Units	Class R-S Units	Class R-D Units	Class R-I Units	Class F Units(a)
Units Outstanding as of December 31, 2025	—	—	12,446,958	170,356	20,070,838	969,858
Units Issued	—	—	3,552,747	161,894	6,609,151	265,559
Units redeemed	—	—	(6,449)	—	(36,549)	—
Units Outstanding as of March 31, 2026	—	—	15,993,256	332,250	26,643,440	1,235,417
Units Issued	969,006	1,838,512	1,768,246	16,006	3,279,988	554,522
Conversion of Units Between Classes	—	15,645,028	—	—	(19,724,623)	3,965,781
Units redeemed	—	(18,461)	(23,453)	—	(36,336)	(880)
Units Outstanding as of June 30, 2026	969,006	17,465,079	17,738,049	348,256	10,162,469	5,754,840
_______________
(a)Class F includes 18,836 of cumulative issued units to the Board of Directors of T-POP in accordance with their Restricted Unit Award Agreement.

	Class R-S Units	Class R-I Units	Class F Units (a)
Units Outstanding as of December 31, 2024	—	—	—
Units Issued	—	—	40
Units Outstanding as of March 31, 2025	—	—	40
Units Issued	3,101,731	8,581,385	967,736
Units Outstanding as of June 30, 2025	3,101,731	8,581,385	967,776
_______________
(a)Class F includes 7,776 of cumulative issued units to the Board of Directors of T-POP in accordance with their Restricted Unit Award Agreement.

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
The Transactional NAV for each unit class is calculated monthly by the Management Company. The Transactional NAV is based on the month-end values of investments, the addition of the value of any other assets such as cash, and the deduction of any liabilities, including the accrual and allocation of the Management Fee, the Performance Participation Allocation and the Maintenance Fee and the deduction of expenses attributable to certain unit classes, such as applicable Servicing Fees. The redemption price per unit for each unit class as of June 30, 2026 is $34.10 for Class R-S Units, $34.32 for Class R-D Units, $34.42 for Class R-I Units, $34.40 for Class I Units, $34.08 for Class S Units, and $36.13 for Class F Units, subject to any Early Redemption Deduction. For the three and six months ended June 30, 2026, 23,453 and 29,902 Units of Class R-S Units were redeemed for an aggregate value of $0.8 million and $1.0 million, respectively. No Class R-D Units, Class R-I Units, Class I Units, Class S Units, and Class F Units were redeemed as part of the Redemption Program during the six months ended June 30, 2026.

TPG Private Equity Opportunities, L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Feeder Expenses

During the three and six months ended June 30, 2026, 55,677 and 92,226 Units of Class R-I, Class F, and Class I held by the Feeder were retired in connection with paying ordinary course expenses at the Feeder. Such retired units are reflected in the redemptions line item of the Condensed Statements of Changes in Net Assets for $3.0 million.
5. Related Party Transactions
Partnership Agreement
The Fund has entered into a limited partnership agreement as amended and restated with the General Partner. Under the terms of the T-POP’s Partnership Agreement, overall responsibility for T-POP’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors.
Performance Participation Allocation
The General Partner, or any other entity designated by the General Partner, is allocated a Performance Participation Allocation by T-POP equal to 12.5% of total return subject to a 5% annual hurdle amount and a high water mark with 100% catch-up. Such allocation is measured on a calendar year basis, distributed or allocated annually and accrued monthly (subject to pro-rating for partial periods), and without taking into account accrued and unpaid taxes of any intermediate entity through which T-POP indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month. The General Partner may elect to receive the Performance Participation Allocation in cash, units and/or shares or units of intermediate entities. If the Performance Participation Allocation is paid in T-POP units, such units may be redeemed at the General Partner’s request and is subject to certain limitations. For the three and six months ended June 30, 2026, T-POP recognized Performance Participation Allocation of $19.8 million and $22.7 million, respectively, in the Condensed Statement of Operations. For the three and six months ended June 30, 2025, T-POP recognized Performance Participation Allocation of $1.6 million in the Condensed Statement of Operations. In January 2026, T-POP settled a total of $16.7 million of Accrued Performance Participation Allocation. T-POP satisfied $8.3 million of this liability through issuance of 263,187 Class F Units to the General Partner and paid the remaining $8.3 million in cash.
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
The Management Company may elect to receive the Management Fee in cash, units of T-POP or any Parallel Investment Entities, and/or shares or units of intermediate entities. If the Management Fee is paid in T-POP units, such units may be repurchased at the Management Company’s request and will be subject to certain limitations. For the three and six months ended June 30, 2026, T-POP recognized management fees of $2.4 million and $4.3 million, respectively, in the Condensed Statement of Operations.

TPG Private Equity Opportunities, L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Maintenance Fee
In consideration for its operational services, the Management Company is entitled to receive a maintenance fee (the “Maintenance Fee”) from T-POP (directly or indirectly through an intermediate entity) payable in cash monthly in arrears equal to, in the aggregate, 0.10% of T-POP’s Transactional NAV per annum, before giving effect to any accruals for the Management Fee, the Servicing Fee, the Performance Participation Allocation, the Maintenance Fee, any repurchases (and pending repurchases), any distributions and without taking into account accrued and unpaid taxes of any intermediate entity through which T-POP indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month. For the three and six months ended June 30, 2026, T-POP recognized maintenance fees of $0.4 million and $0.7 million, respectively, included within Other Expenses in the Condensed Statement of Operations.
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
T-POP accrues the cost of the servicing fees, as applicable, for the estimated life of the Units as at the time Class R-S and Class R-D Units are sold. Accrued servicing fees as of June 30, 2026 were $15.1 million for Class R-S Units, $1.0 million for Class S Units, and $0.1 million for Class R-D Units. Accrued servicing fees as of December 31, 2025 were $11.3 million for Class R-S Units and $0.05 million for Class R-D Units.
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
Affiliates
The General Partner, Management Company, Dealer Manager, Feeder TE, and Parallel Investment Entities, the Aggregator, and other vehicles sponsored, advised and/or managed by TPG or its affiliates are affiliates of T-POP. The General Partner and its affiliates held 1,223,194 and 960,000 of Class F Units issued as of June 30, 2026 and December 31, 2025, respectively.
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
6. Commitments and Contingencies
The Management Company has agreed to advance organizational and offering expenses, other than subscription fees and Servicing Fees related to Class S, Class R-S, Class D and Class R-D units, on T-POP’s behalf through the first anniversary of T-POP’s Initial Closing. T-POP will reimburse the Management Company for all such advanced expenses ratably over the 60 months following the anniversary of the Initial Closing. As of June 30, 2026, the Management Company and its affiliates have incurred organizational and offering expenses amounting to $1.7 million on T-POP’s behalf which are recorded as Organization and Offering Costs Payable in the Condensed Statements of Assets and Liabilities.
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
T-POP may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of June 30, 2026, T-POP was not subject to any material litigation nor was T-POP aware of any material litigation threatened against it.
7. Income Taxes
As of June 30, 2026, T-POP has not identified any uncertain tax positions that require recognition or disclosure. The Fund files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Fund is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, the Fund does not believe the outcome of any future audit will have a material adverse effect on the Fund’s Condensed Financial Statements.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA, among other provisions, includes an extension of certain expiring elements of the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact to T-POP’s financial statements for the six months ended June 30, 2026. T-POP will continue to evaluate its future impact as regulations are issued by the U.S. Department of the Treasury.

TPG Private Equity Opportunities, L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
8. Financial Highlights
The following are the financial highlights of the Fund attributed to each Class of Units:

	Six Months Ended June 30, 2026
	Class S Units	Class I Units	Class R-S Units	Class R-D Units	Class R-I Units	Class F Units
Per Unit Data
Net Asset Value, Beginning of Period	$—	$—	$29.67	$30.49	$30.56	$31.13
Proceeds from Units Issued	32.43	32.50	0.33	0.14	(0.05)	0.35
Net Investment Income (Loss)	(0.29)	(0.24)	(0.71)	(0.72)	(0.63)	(0.01)
Total Net Change in Unrealized Gain (Loss)	1.96	2.01	4.28	4.34	4.34	4.45
Servicing Fees	(1.01)	—	(0.40)	(0.18)	—	—
Net Asset Value, End of Period	$33.09	$34.27	$33.17	$34.07	$34.22	$35.92
Units Outstanding, End of Period	969,006	17,465,079	17,738,049	348,256	10,162,469	5,754,840
Total Return Based on Net Asset Value(a)	2.05%	5.45%	11.79%	11.71%	12.00%	15.42%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Accrued Performance Participation Allocation	(4.59)%	(4.60)%	(1.83)%	(1.86)%	(1.36)%	0.13%
Total Expenses without Accrued Performance Participation Allocation	(0.78)%	(0.07)%	(0.65)%	(0.64)%	(0.33)%	(0.08)%
Total Expenses(b)	(5.37)%	(4.68)%	(2.47)%	(2.50)%	(1.69)%	0.05%
Net Investment Loss	(5.37)%	(4.68)%	(2.47)%	(2.50)%	(1.69)%	0.05%

	Six Months Ended June 30, 2025
	Class R-S Units	Class R-I Units	Class F Units
Per Unit Data
Net Asset Value, Beginning of Period	$—	$—	$—
Proceeds from Units Issued	25.00	25.00	25.00
Net Investment Income (Loss)	(0.72)	(0.66)	(0.53)
Provision for Income Taxes	(0.04)	(0.04)	(0.04)
Net Change in Unrealized Gain (Loss) on Investments and Derivative Contracts	1.55	1.55	1.55
Servicing Fees	(0.78)	—	—
Net Asset Value, End of Period	$25.01	$25.85	$25.98
Units Outstanding, End of Period	3,101,731	8,581,385	967,776
Total Return Based on Net Asset Value(a)	0.02%	3.41%	3.91%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Accrued Performance Participation Allocation	(0.78)%	(0.50)%	—%
Total Expenses without Accrued Performance Participation Allocation	(2.60)%	(2.60)%	(2.60)%
Total Expenses(b)	(3.38)%	(3.10)%	(2.60)%
Net Investment Loss	(3.16)%	(2.88)%	(2.38)%
_______________

TPG Private Equity Opportunities, L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
(a)Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with T-POP’s distribution reinvestment plan) divided by the initial Net Asset Value per Unit. Total return does not include upfront transaction fees, if any. Total returns are not annualized.
(b)Expense ratio includes Organizational Expenses, Accrued Performance Participation Allocation, Maintenance Fees, and Other.
9. Subsequent Events
On July 1, 2026, T-POP sold unregistered limited partnership units (the “Units”) of the Fund as part of its continuous private offering for aggregate consideration of $84.4 million. The following table details the Units sold:

Class	Number of Units Sold	Aggregate Consideration
Class I	1,438,589	$49,486,572
Class D	87,403	$3,000,000
Class S	916,498	$31,233,658
Class F (a)	17,577	$635,000
_______________
(a)Represents Class F Units sold to employees of affiliates of the Fund’s general partner, TPG Private Equity Opportunities GenPar, L.P.
On July 1, 2026, the T-POP Fund Complex (inclusive of the Fund) issued interests for aggregate consideration of approximately $96.3 million.

The Fund’s management evaluated subsequent events through the date of issuance of these Condensed Financial Statements. Other than the events disclosed in the Notes to the Condensed Financial Statements, there have been no additional events since June 30, 2026 that require recognition or disclosure in the Condensed Financial Statements.

Item 1. Financial Statements (unaudited)
T-POP US Aggregator (CYM), L.P.
Condensed Consolidated Statements of Assets and Liabilities (unaudited)
(Dollars in Thousands, Except Unit Data)

	June 30, 2026	December 31, 2025
Assets
Investments at Fair Value (Cost $— as of June 30, 2026; $655,399 as of December 31, 2025)	$—	$770,674
Investments in Affiliated Investee Funds at Fair Value (Cost $1,596,111 as of June 30, 2026; $434,716 as of December 31, 2025)	2,021,934	515,155
Cash and Cash Equivalents	256,578	171,030
Other Assets	5,318	2,242
Total Assets	$2,283,830	$1,459,101

Liabilities
Organizational Costs Payable	$1,135	$7,475
Professional Fees Payable	60	3,320
Other Liabilities	1,120	1,127
Total Liabilities	2,315	11,922

Commitments and Contingencies (Note 7)

Net Assets
Limited Partnership Units - Class I, unlimited Units authorized, (29,642,831 Units issued and outstanding as of June 30, 2026; 10,350,333 Units issued and outstanding as of December 31, 2025)	1,071,429	326,628
Limited Partnership Units - Class R-I, unlimited Units authorized, (27,752,504 Units issued and outstanding as of June 30, 2026; 29,067,507 Units issued and outstanding as of December 31, 2025)	999,569	917,418
Limited Partnership Units - Class F, unlimited Units authorized, (5,804,319 Units issued and outstanding as of June 30, 2026; 4,345,450 Units issued and outstanding as of December 31, 2025)	210,517	137,095
Non-Controlling Interests	—	66,038
Total Net Assets	2,281,515	1,447,179
Total Liabilities and Net Assets	$2,283,830	$1,459,101

T-POP US Aggregator (CYM), L.P.
Condensed Consolidated Statements of Operations (unaudited)
(Dollars in Thousands)

	Three Months Ended June 30,	Six Months Ended June 30,
	2026
Revenues
Dividend and Interest Income	$2,407	$4,557
Other Income	10	10
Total revenues	2,417	4,567
Expenses
Professional Fees	1,282	1,413
Other Expenses	2,142	2,766
Total expenses	3,424	4,179

Net Investment Income (Loss)	(1,007)	388
Net Change in Realized and Unrealized Gain (Loss) on Investments
Net Realized Gain (Loss) on Investments	4,601	27,975
Net Change in Unrealized Gain (Loss) on Investments	228,536	240,830
Total Net Change in Realized and Unrealized Gain (Loss) on Investments	233,137	268,805

Net Increase in Net Assets Resulting from Operations	$232,130	$269,193

See accompanying notes to Condensed Consolidated Financial Statements.

T-POP US Aggregator (CYM), L.P.
Condensed Consolidated Statements of Changes in Net Assets (unaudited)
(Dollars in Thousands)

	Class I Units	Class R-I Units	Class F Units	Total Net Assets
Balance at March 31, 2026	$359,439	$1,224,077	$165,737	$1,749,253
Units Issued	112,412	170,535	23,465	306,412
Redemptions	(867)	(5,159)	(254)	(6,280)
Unit Transfer Between Classes	519,753	(519,753)	—	—
Net Investment Income (Loss)	(714)	(200)	(93)	(1,007)
Net Change in Unrealized Gain (Loss) on Investments	79,258	128,042	21,236	228,536
Net Realized Gain (Loss) on Investments	2,148	2,027	426	4,601
Balance at June 30, 2026	$1,071,429	$999,569	$210,517	$2,281,515
See accompanying notes to Condensed Consolidated Financial Statements.

T-POP US Aggregator (CYM), L.P.
Condensed Consolidated Statements of Changes in Net Assets (unaudited)
(Dollars in Thousands)

	Class I Units	Class R-I Units	Class F Units	Non-Controlling Interests	Total Net Assets
Balance at December 31, 2025	$326,628	$917,418	$137,095	$66,038	$1,447,179
Units Issued	142,188	471,606	41,160	—	654,954
Redemptions	(3,800)	(16,959)	(3,014)	—	(23,773)
Unit Transfer Between Classes	517,928	(528,102)	10,174	—	—
Net Investment Income (Loss)	(414)	757	45	—	388
Net Change in Unrealized Gain (Loss) on Investments	81,945	136,473	22,412	—	240,830
Net Realized Gain (Loss) on Investments	6,954	18,376	2,645	—	27,975
Deconsolidation of Non-Controlling Interests	—	—	—	(66,038)	(66,038)
Balance at June 30, 2026	$1,071,429	$999,569	$210,517	$—	$2,281,515
See accompanying notes to Condensed Consolidated Financial Statements.

T-POP US Aggregator (CYM), L.P.
Condensed Consolidated Statement of Cash Flows (unaudited)
(Dollars in Thousands)

Six Months Ended June 30, 2026
Operating Activities:
Net Increase in Net Assets Resulting from Operations	$269,193
Adjustments to Reconcile Net Increase in Net Assets From Operations to Net Cash Used in Operating Activities:
Net Change in Unrealized (Gain) / Loss on Investments	(240,830)
Realized Gain on Investments	(27,975)
Purchases of Investments	(592,205)
Proceeds from Investments	54,895
Cash Flows due to Changes in Operating Assets and Liabilities:
(Increase) in Other Assets	(3,077)
(Decrease) in Organizational and Offering Costs Payable	(6,120)
Increase in Professional Fees Payable	273
Increase in Other Liabilities	214
Net Cash Used in Operating Activities	$(545,632)

Financing Activities:
Proceeds from issuance of Units	$653,922
Redemption of Units	(22,742)
Net Cash Provided by Financing Activities	$631,180

Net Increase in Cash and Cash Equivalents	$85,548
Cash and Cash Equivalents, Beginning of Period	171,030
Cash and Cash Equivalents, End of Period	$256,578

Supplemental Disclosure of Non-Cash Activities:
Decrease in Investments at Fair Value	$770,674
Increase in Investment in Affiliated Investee Funds	(700,661)
Decrease in Other Liabilities	(221)
Decrease in Professional Fees Payable	(3,532)
Decrease in Organizational and Offering Costs Payable	(221)
Decrease in Non-Controlling Interests	66,038

See accompanying notes to Condensed Consolidated Financial Statements.

T-POP US Aggregator (CYM), L.P.
Condensed Consolidated Schedules of Investments (unaudited)
As of June 30, 2026
(Dollars in Thousands)

Issuer	Asset	Core Sector	Geography	Valuation Level	Fair Value ($)	Fair Value as Percentage of Net Assets (%)(a)
Affiliated Investee Funds
Financial Services
T-POP Investment Holdings I, L.P.		Various	Various	NAV	$469,625	20.6%
T-POP Investment Holdings II, L.P.		Various	Various	NAV	350,842	15.4%
T-POP Investment Holdings III, L.P.		Various	Various	NAV	209,906	9.2%
T-POP Investment Holdings IV, L.P.		Various	Various	NAV	348,933	15.3%
T-POP Investment Holdings V, L.P.		Various	Various	NAV	183,965	8.1%
T-POP Investment Holdings VI, L.P.		Various	Various	NAV	238,969	10.5%
T-POP Investment Holdings VII, L.P.		Various	Various	NAV	219,694	9.6%
Total Financial Services					2,021,934	88.7%

Total Affiliated Investee Funds (Cost $1,596,111 North America)					$2,021,934	88.7%
_______________
(a)Refer to Note 3. “Investment in the Aggregator” within the Notes to the Condensed Financial Statements of the Registrant for details on T-POP US Aggregator (CYM), L.P.’s proportional share of investments through investees.
See accompanying notes to Condensed Consolidated Financial Statements.

T-POP US Aggregator (CYM), L.P.
Condensed Consolidated Schedules of Investments (unaudited)
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

T-POP US Aggregator (CYM), L.P.
Condensed Consolidated Schedules of Investments (unaudited)
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

T-POP US Aggregator (CYM), L.P.
Condensed Consolidated Schedules of Investments (unaudited)
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
Non-Controlling Interests
Non-controlling interests represent the ownership interests in consolidated T-POP Investment Holdings Entities held by parties other than the Aggregator. As of June 30, 2026, no non-controlling interests are presented in the Statements of Assets and Liabilities as the remaining T-POP Investment Holdings Entities were deconsolidated during 2026.
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
Cash Equivalents
Cash Equivalents represent cash held in money market funds, treasury bills and other short‐term highly liquid investments with original maturities of three months or less. Income from money market funds is recorded as Dividend Income and Interest Income in the Condensed Consolidated Statements of Operations.
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
Debt and Other Securities
The fair values of certain debt positions are generally determined on the basis of prices between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments and various relationships between investments. Specifically, for investments in distressed debt and corporate loans and bonds, the Aggregator generally determines fair value by comparing against similar investments. The Aggregator reviews and analyzes prices obtained from external pricing sources to evaluate their reliability and accuracy, and at times, exclude vendor prices and broker quotations that the Aggregator does not believe are representative of fair value. Certain financial instruments may not trade or prices are not readily available, or trade infrequently and, when they are traded, the price may be unobservable and, as a result, multiple external pricing sources may not be available. In such instances, the Aggregator may use an internal pricing model as either a corroborating or sole data point in determining the price. The Aggregator generally engages specialized third-party valuation service providers to assess and corroborate the valuation of a selection of the investments on a periodic basis. As of June 30, 2026, the Aggregator does not hold any debt securities.
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
For the three and six months ended June 30, 2026, dividend and interest income primarily consists of income from money market funds.
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
3. Investments and Fair Value Measurement
The following table summarizes the valuation of the Aggregator’s investments held at fair value by the fair value hierarchy levels as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Level I	Level II	Level III	NAV	Total
Assets
Cash Equivalents
Money Market Fund	$256,578	$—	$—	$—	$256,578
Total Cash Equivalents	$256,578	$—	$—	$—	$256,578

Investments
Portfolio Companies	$—	$—	$—	$—	$—
Total Investments	—	—	—	—	—
Affiliated Investee Funds	—	—	—	2,021,934	2,021,934
	$256,578	$—	$—	$2,021,934	$2,278,512

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
As shown in the above tables, there are no Level III investments held by the Aggregator as of June 30, 2026. The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of December 31, 2025:

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

T-POP US Aggregator (CYM), L.P.
Notes to Condensed Consolidated Financial Statements (unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables present changes in the fair value of investments for which Level III inputs were used to determine the fair value for the six months ended June 30, 2026:

	Level III Financial Assets at Fair Value
	Six Months Ended June 30, 2026
	Portfolio Companies	Debt Investments	Total
Balance, Beginning of Period	$770,674	$—	$770,674
Transfer Out of Level III (a)	(770,674)	—	(770,674)
Balance, End of Period	$—	$—	$—
_______________
(a)During the six months ended June 30, 2026, the Aggregator deconsolidated certain T-POP Investment Holdings Entities in which the Aggregator did not have controlling financial interest. Accordingly, the Level III investments held at the deconsolidated T-POP Investment Holdings Entities were transferred out of Level III. The Aggregator measures its investment in each deconsolidated T-POP Investment Holdings Entity using the respective entity’s reported NAV as a practical expedient. The deconsolidation did not have a material impact on the Aggregator’s financial position, ongoing operations, or cash flows.
NAV as a Practical Expedient
The following table summarizes investments that estimate fair value using NAV as a practical expedient. This includes information such as investment strategy, or industry, unfunded commitments (if applicable) and the fair value of the respective investments. As of June 30, 2026, a majority of these investments may not be redeemed at or within three months of the reporting date and certain investments may not be sold without a general partner’s consent. Certain investments cannot be redeemed and distributions received will be a result of income and/or sales of underlying assets of each investment; however, an estimate of the period of time over which the underlying assets are expected to be liquidated for such investments cannot be made.
The following table summarizes investments that estimate fair value using NAV as a practical expedient as of June 30, 2026:

NAV as a Practical Expedient Investments by Industry	Unfunded Commitment	Fair Value
Financial Services
T-POP Investment Holdings I, L.P.	$11,365	$469,625
T-POP Investment Holdings II, L.P.	7,339	350,842
T-POP Investment Holdings III, L.P.	13,251	209,906
T-POP Investment Holdings IV, L.P.	107,626	348,933
T-POP Investment Holdings V, L.P.	33,661	183,965
T-POP Investment Holdings VI, L.P.	15,698	238,969
T-POP Investment Holdings VII, L.P.	66,019	219,694
Total	$254,959	$2,021,934

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
For the three and six months ended June 30, 2026, unrealized gains on investments in affiliated investee funds totaled $228.5 million and $240.8 million, respectively and is included in the Net Change in Unrealized Gain (Loss) on Investments within the Condensed Consolidated Statement of Operations.
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

Investment Name	Type of Investment	Core Sector	Geography	Aggregator’s Share of Fair Value	% of Net Assets
T-POP Investment Holdings I, L.P.
Creative Planning	Equity	Business Services	N. America	$134,066	5.9%
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
The following tables present transactions in the Units during the three and six months ended June 30, 2026:

	Class I Units	Class R-I Units	Class F Units	Total Units
Units Outstanding as of March 31, 2026	11,138,134	37,915,424	5,105,229	54,158,787
Units Issued	3,311,640	5,211,922	706,560	9,230,122
Unit Transfer Between Classes	15,219,127	(15,219,127)	—	—
Units Redeemed	(26,070)	(155,715)	(7,470)	(189,255)
Units Outstanding as of June 30, 2026	29,642,831	27,752,504	5,804,319	63,199,654

	Class I Units	Class R-I Units	Class F Units	Total Units
Units Outstanding as of December 31, 2025	10,350,333	29,067,507	4,345,450	43,763,290
Units Issued	4,248,208	14,661,579	1,260,528	20,170,315
Unit Transfer Between Classes	15,161,704	(15,482,109)	320,405	—
Units Redeemed	(117,414)	(494,473)	(122,064)	(733,951)
Units Outstanding as of June 30, 2026	29,642,831	27,752,504	5,804,319	63,199,654
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
None of the Lender and its assignees shall have any recourse to any general partner of any Borrower, any investor of any Borrower, including the Aggregator, or any of their respective assets for any indebtedness or other monetary obligation incurred under the Line of Credit. There were no borrowings during the six months ended June 30, 2026 and no amounts outstanding under the Line of Credit as of June 30, 2026.
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
During the six months ended June 30, 2026, the Aggregator participated in a post-closing syndication transaction to acquire additional interests in one existing investment. The additional equity interests were purchased from a fund managed by an affiliate of the General Partner at a purchase price of $11 million, reflecting cost of the investment plus associated financing costs for the time the investments were held by such affiliate. There were no other similar transactions during the six months ended June 30, 2026.
7. Commitments and Contingencies
The Management Company has agreed to advance organizational expenses, on the Aggregator’s behalf through the first anniversary of the Aggregator’s Initial Closing. The Aggregator will reimburse the Management Company for all such advanced expenses ratably over the 60 months following the anniversary of the Initial Closing Date. As of June 30, 2026, the Management Company and its affiliates have incurred cumulative organizational expenses amounting to $1.1 million on the Aggregator’s behalf, which are included in Organizational Costs Payable on the Condensed Consolidated Statement of Assets and Liabilities.
The Aggregator had unfunded commitments of $255.0 million and $237.4 million in affiliated investee funds as of June 30, 2026 and December 31, 2025, respectively. The Aggregator had no unfunded commitments in portfolio companies as of June 30, 2026 and $82.2 million as of December 31, 2025.
The Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of June 30, 2026, the Aggregator was not subject to any material litigation nor was the Aggregator aware of any material litigation threatened against it.
8. Income Taxes
As of June 30, 2026, the Aggregator has not identified any uncertain tax positions that require recognition or disclosure. The Aggregator files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Aggregator is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, the Aggregator does not believe the outcome of any future audit will have a material adverse effect on the Aggregator’s Condensed Consolidated Financial Statements.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA, among other provisions, extends or reinstates certain provisions of the 2017 Tax Cuts and Jobs Act (TCJA). The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact to the Aggregator’s Condensed Consolidated Financial Statements for the six months ended June 30, 2026. The Aggregator will continue to evaluate its future impact as regulations are issued by the U.S. Department of the Treasury.

T-POP US Aggregator (CYM), L.P.
Notes to Condensed Consolidated Financial Statements (unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

9. Financial Highlights
The following are the financial highlights of the Aggregator attributed to each Class of Units:

	Six Months Ended June 30, 2026
	Class I Units	Class R-I Units	Class F Units
Per Unit Data
Net Asset Value, Beginning of Period	$31.56	$31.56	$31.55
Proceeds from Units Issued	0.11	(0.02)	0.23
Net Investment Income (Loss)	0.01	0.01	0.01
Net Change in Unrealized Gain (Loss) on Investments and Derivative Contracts	3.96	3.97	3.98
Net Change in Realized Gain (Loss) on Investments	0.50	0.50	0.50
Net Asset Value, End of Period	$36.14	$36.02	$36.27
Units Outstanding, End of Period	29,642,831	27,752,504	5,804,319
Total Return Based on Net Asset Value(a)	14.54%	14.12%	14.96%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Total Expenses	(0.34)%	(0.19)%	(0.23)%
Net Investment Income (Loss)	(0.09)%	0.07%	0.03%
_______________
(a)Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with T-POP’s distribution reinvestment plan) divided by the initial Net Asset Value per Unit. Total return does not include upfront transaction fees, if any.Total returns are not annualized.
10. Subsequent Events
On July 1, 2026, the Aggregator received additional subscriptions for a total of $96.3 million.
The Aggregator’s management evaluated subsequent events through the date of issuance of these financial statements. Other than the event disclosed above, there have been no events since June 30, 2026 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

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

Recent Developments
For the six months ended June 30, 2026, the T-POP Fund Complex completed direct purchases of investments for $592.2 million. As of June 30, 2026, the T-POP Fund Complex’s portfolio consists of 56 Private Equity Investments. As of June 30, 2026, the T-POP Fund Complex holds $256.6 million in money market funds.
Performance Summary
The total returns by each class of Investor Units at the Registrant are as follows:

June 30, 2026
Unit Class	Inception To Date Total Return (b)
Class S Units	5.10%
Class I Units	5.18%
Class R-I Units (a)	34.33%
Class R-S Units (a)	33.18%
Class R-D Units	30.44%
_______________
a.For Classes that have been invested in T-POP for longer than a year, the Inception To Date Total Returns reflected is an average annualized inception to date return.
b.Returns shown reflect the percent change in the Transactional NAV per unit from the beginning of the applicable period, plus the amount of any distribution per unit declared in the period. Returns shown are reflective of each unit class and not of an individual investor. The Fund believes total return is a useful measure of overall investment performance of our Units.

Investment Portfolio Composition
The charts below present the diversification of the T-POP Fund Complex’s portfolio companies by strategy, sector and geography based on the fair value of our Private Equity Investments as of June 30, 2026. The T-POP Fund Complex’s investments into funds managed by TPG are presented on a look-through basis with respect to underlying portfolio companies.
_______________
•% of fair value represents T-POP Fund Complex’s sum of Investments at Fair Value and Affiliated Investee Funds.
•Geography is generally based on the region where each investment is headquartered.

As of June 30, 2026, the T-POP Fund Complex’s top 10 Private Equity Investments, based on fair value, were:

Company	Strategy	Geography	Sector
Creative Planning	Buyout	N. America	Business Services
SpaceX	Growth	N. America	Technology - AI / Other Tech
Hologic	Buyout	N. America	Healthcare
Anthropic	Growth	N. America	Technology - AI / Other Tech
Pike	Buyout	N. America	Energy Transition
Sabre	Buyout	N. America	Energy Transition
AvidXchange	Buyout	N. America	Technology - AI / Other Tech
Velotic	Buyout	N. America	Technology - Software
DirecTV	Buyout	N. America	Technology - AI / Other Tech
Surescripts	Buyout	N. America	Healthcare
_______________
•Investments in unaffiliated and affiliated investee funds are presented on a look-through basis with respect to the underlying portfolio company.

Supplemental Schedule of Investments
T-POP invests all or substantially all of its assets in the Aggregator. The Aggregator, then in turn, invests all or substantially all of its assets in the T-POP Investment Holdings Entities which hold (directly or indirectly) investments in private equity strategies. The following Schedule of Investments presents the T‑POP Fund Complex’s holdings on a look‑through basis as of June 30, 2026. Investments held by the T-POP Investment Holdings Entities are shown based on the T-POP Fund Complex’s proportional ownership to provide a comprehensive view of the underlying investment exposure by sector and geography based on the fair value of the underlying investments as of June 30, 2026 ($ in thousands).

Issuer	T-POP Investment Holdings Entity	Core Sector	Geography(a)	Valuation Level	Fair Value ($)(c)	Fair Value as Percentage of Net Assets (%)(d)
Portfolio Companies
Commercial and Professional Services
Other Investment in Portfolio Company(b)	T-POP Investment Holdings VI, L.P.	Business Services	N. America	Level III	$55,004	2.4%
Total Commercial and Professional Services					55,004	2.4%

Consumer Services
Other Investment in Portfolio Company(b)	T-POP Investment Holdings I, L.P.	Consumer	N. America	Level III	23,122	1.0%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Technology	N. America	Level III	19,997	0.9%
Total Consumer Services					43,119	1.9%

Energy Transition
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Energy Transition	N. America	Level III	26,065	1.1%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Energy Transition	Europe	Level III	6,836	0.3%
Total Energy Transition					32,901	1.4%

Financial Services
Creative Planning	T-POP Investment Holdings I, L.P.	Business Services	N. America	Level III	134,066	5.9%
Other Investments in Portfolio Companies(b)	T-POP Investment Holdings IV, L.P.	Business Services	N. America	Level III	52,555	2.3%
Total Financial Services					186,621	8.2%

Issuer	T-POP Investment Holdings Entity	Core Sector	Geography(a)	Valuation Level	Fair Value ($)(c)	Fair Value as Percentage of Net Assets (%) (d)
Health Care Equipment & Services
Other Investment in Portfolio Company(b)	T-POP Investment Holdings I, L.P.	Healthcare	N. America	Level III	56,573	2.5%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Healthcare	N. America	Level III	6,622	0.3%
Other Investments in Portfolio Companies(b)	T-POP Investment Holdings III, L.P.	Healthcare	Asia	Level III	20,070	0.9%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings IV, L.P.	Healthcare	N. America	Level III	30,180	1.3%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings IV, L.P.	Healthcare	Asia	Level III	16,665	0.7%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings IV, L.P.	Healthcare	Europe	Level III	40,236	1.8%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings V, L.P.	Healthcare	N. America	Level III	17,302	0.8%
Total Health Care Equipment & Services					187,648	8.3%

Media & Entertainment
Other Investment in Portfolio Company(b)	T-POP Investment Holdings I, L.P.	Technology	N. America	Level III	59,525	2.6%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings I, L.P.	Consumer	N. America	Level III	39,996	1.8%
Total Media & Entertainment					99,521	4.4%

Pharmaceuticals, Biotechnology & Life Sciences
Other Investment in Portfolio Company(b)	T-POP Investment Holdings III, L.P.	Healthcare	Asia	Level III	53,765	2.4%
Total Pharmaceuticals, Biotechnology & Life Sciences					53,765	2.4%

Issuer	T-POP Investment Holdings Entity	Core Sector	Geography(a)	Valuation Level	Fair Value ($)(c)	Fair Value as Percentage of Net Assets (%) (d)
Software & Services
Other Investments in Portfolio Companies(b)	T-POP Investment Holdings I, L.P.	Technology	N. America	Level III	113,845	5.0%
Other Investments in Portfolio Companies(b)	T-POP Investment Holdings I, L.P.	Technology	Europe	Level III	43,088	1.9%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Technology	N. America	Level III	20,300	0.9%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings III, L.P.	Technology	Asia	Level III	45,697	2.0%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings IV, L.P.	Technology	N. America	Level III	100,043	4.4%
Other Investments in Portfolio Companies(b)	T-POP Investment Holdings V, L.P.	Technology	N. America	Level III	146,764	6.4%
Other Investments in Portfolio Companies(b)	T-POP Investment Holdings VI, L.P.	Business Services	N. America	Level III	50,973	2.2%
Total Software & Services					520,710	22.8%

Technology Hardware and Equipment
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Technology	N. America	Level III	16,889	0.7%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Energy Transition	N. America	Level III	64,990	2.8%
Total Technology Hardware and Equipment					81,879	3.5%

Telecommunication Services
Other Investment in Portfolio Company(b)	T-POP Investment Holdings III, L.P.	Technology	N. America	Level I	75,442	3.3%
Total Telecommunication Services					75,442	3.3%

Issuer	T-POP Investment Holdings Entity	Core Sector	Geography(a)	Valuation Level	Fair Value ($)(c)	Fair Value as Percentage of Net Assets (%) (d)
Transportation
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Consumer	N. America	Level III	7,401	0.3%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Energy Transition	Asia	Level III	54,791	2.4%
Total Transportation					62,192	2.7%

Utilities
Other Investment in Unaffiliated Investee Fund(b)	T-POP Investment Holdings II, L.P.	Energy Transition	Europe	Level III	34,343	1.5%
Other Investment in Unaffiliated Investee Fund(b)	T-POP Investment Holdings II, L.P.	Energy Transition	N. America	Level III	66,184	2.9%
Total Utilities					100,527	4.4%

Total Portfolio Companies (Cost $900,080 North America, $105,527 Europe, $171,645 Asia)					1,499,329	65.7%

Unaffiliated Investee Funds
Consumer Services
Other Investment in Unaffiliated Investee Fund(b)	T-POP Investment Holdings VII, L.P.	Consumer	N. America	NAV	44,611	2.0%
Other Investment in Unaffiliated Investee Fund(b)	T-POP Investment Holdings III, L.P.	Consumer	Asia	NAV	4,358	0.2%
Other Investment in Unaffiliated Investee Fund(b)	T-POP Investment Holdings VII, L.P.	Consumer	Europe	NAV	34,760	1.5%
Total Consumer Services					83,729	3.7%

Health Care Equipment & Services
Other Investment in Unaffiliated Investee Fund(b)	T-POP Investment Holdings VI, L.P.	Healthcare	N. America	NAV	75,400	3.3%
Other Investment in Unaffiliated Investee Fund(b)	T-POP Investment Holdings III, L.P.	Healthcare	Asia	NAV	11,183	0.5%

Issuer	T-POP Investment Holdings Entity	Core Sector	Geography(a)	Valuation Level	Fair Value ($)(c)	Fair Value as Percentage of Net Assets (%) (d)
Other Investments in Unaffiliated Investee Fund(b)	T-POP Investment Holdings VII, L.P.	Healthcare	Europe	NAV	15,717	0.7%
Total Health Care Equipment & Services					102,300	4.5%

Pharmaceuticals, Biotechnology & Life Sciences
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Healthcare	Europe	NAV	25,722	1.1%
Total Pharmaceuticals, Biotechnology & Life Sciences					25,722	1.1%

Software & Services
Other Investments in Unaffiliated Investee Funds(b)	T-POP Investment Holdings VII, L.P.	Technology	N. America	NAV	59,230	2.6%
Other Investments in Unaffiliated Investee Fund(b)	T-POP Investment Holdings VI, L.P.	Technology	N. America	NAV	21,707	1.0%
Other Investments in Unaffiliated Investee Fund(b)	T-POP Investment Holdings VI, L.P.	Technology	Europe	NAV	35,959	1.6%
Total Software & Services					116,896	5.2%

Total Unaffiliated Investee Funds (Cost $162,601 N. America, $98,715 Europe, $14,205 Asia)					328,647	14.5%

Affiliated Investee Funds
Financial Services
Other Investments in Affiliated Investee Fund(b)	T-POP Investment Holdings IV, L.P.	Various	N. America	NAV	108,781	4.8%
Other Investments in Affiliated Investee Fund(b)	T-POP Investment Holdings V, L.P.	Various	N. America	NAV	20,200	0.9%
Total Financial Services					128,981	5.7%

Issuer	T-POP Investment Holdings Entity	Core Sector	Geography(a)	Valuation Level	Fair Value ($)(c)	Fair Value as Percentage of Net Assets (%) (d)
GP-Led Secondaries
Other Investment in Affiliated Investee Fund(b)	T-POP Investment Holdings VII, L.P.	Various	N. America	NAV	65,246	2.9%
Total GP-Led Secondaries					65,246	2.9%

Total Affiliated Investee Funds (Cost $140,185 North America)					194,227	8.6%

Derivative Instruments
Derivative Asset	T-POP Investment Holdings II, L.P.				878	—%
Derivative Asset	T-POP Investment Holdings III, L.P.				319	—%
Derivative Asset	T-POP Investment Holdings IV, L.P.				967	—%
Derivative Asset	T-POP Investment Holdings VII, L.P.				305	—%
Derivative Liability	T-POP Investment Holdings I, L.P.				(511)	—%
Derivative Liability	T-POP Investment Holdings III, L.P.				(409)	—%
Derivative Liability	T-POP Investment Holdings IV, L.P.				(236)	—%
Total Derivative Instruments					1,313	—%

Other Assets and Liabilities (Cost $3,153 North America)					(1,582)	(0.1)%

Total Investments (Cost $1,206,019 North America, $204,242 Europe, $185,850 Asia)					$2,021,934	88.7%
_______________
(a)Europe includes Europe and Middle East; Asia includes Asia and Australia.
(b)There were no single investments included in this category that exceeded 5% of net assets.
(c)The amounts presented reflect the T‑POP Fund Complex’s proportionate interest in the Aggregator’s investment portfolio on a look‑through basis. As of June 30, 2026, T‑POP held a 80.2% ownership interest in the Aggregator. The remaining interest was held by a Parallel Investment Entity.
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
The second quarter of 2026 was characterized by a pivot from the defensive orientation of the prior quarter toward a broad-based risk-on environment. Market momentum was driven by a recovery in the technology sector following AI-related volatility in the first quarter and the de-escalation of the Middle East conflict as strong corporate earnings demonstrated durable growth. Despite the Federal Reserve adopting a more hawkish stance, market participants signaled confidence in global economic resilience while remaining mindful of persistent risks.
Global equities staged a powerful advance with major indices recovering the losses sustained in the first three months of the year. Domestic markets reached record highs fueled by strong momentum in growth oriented and small cap segments. The Nasdaq Composite and Russell 2000 gained 21.4% and 21.2%, respectively, for the quarter, while the S&P 500 and Dow Jones Industrial Average rose 14.9% and 12.9%, respectively.
Sector performance diverged sharply as investors rotated aggressively back into technology and technology-adjacent themes. The Technology sector was the primary driver of the rally with a gain of 31.8% for the quarter. This was highlighted by the S&P 500 Semiconductor & Equipment industry group, which rose 46.9% during the period. Conversely, Energy was the worst performing sector with a decline of 13.4% as oil prices fell from Iran war-induced peaks in the first quarter. Other notable sector moves included Industrials, which rose 14.9%, and Consumer Discretionary, which rose 9.3%. Utilities and consumer staples lagged with returns of (0.5%) and 0.3%, respectively. International markets also demonstrated robust momentum as the MSCI Asia Pacific Index rose 21.0% and the MSCI World Index increased by 13.3%. The MSCI Europe Index advanced 10.5%.
Macroeconomic indicators reflected an environment of persistent but stabilizing inflationary pressures. The Consumer Price Index showed prices rose approximately 4.2% year-over-year in the quarter, remaining persistently above the Federal Reserve’s 2% target. Prices were impacted by the flow-through of increased energy and gas prices brought on by tensions in the Middle East; however, core inflation, which excludes food and energy prices, cooled year-over-year. The labor market remained tight but balanced, with the unemployment rate at 4.2% to 4.3% through June and monthly job gains consistent with recent trends. Consequently, the Federal Reserve maintained the target range for the federal funds rate at 3.50% to 3.75%. The Board of Governors of the Federal Reserve System (the “Fed”) maintained a hawkish pause as it signaled rate cuts remain unlikely for the remainder of 2026.
United States Treasury yields rose across the curve in the second quarter, with shorter-term maturities seeing the most significant increases. The 2-Month yield rose 40 basis points, and the 1-Year yield increased 32 basis points quarter over quarter. Intermediate and long-term rates saw more tempered adjustments with the 10-Year yield rising 15 basis points and the 30-Year yield increasing by 4 basis points.

Key Financial Measures
Our key financial and operating measures are discussed below:
Revenues
Through its investment in the Aggregator, T-POP generates income primarily from investments in portfolio companies, affiliated or unaffiliated funds, and debt and other securities, which consist of dividend income and interest income.
Dividend and Interest Income. Dividend income consists of (i) dividend income from portfolio companies and (ii) dividend income from investments in money market funds. Dividend income from our portfolio companies is recorded on the ex-dividend date, or, in the absence of a formal declaration of a record date, on the date when cash is received from the relevant portfolio company, but excludes any portion of distributions that are treated as a return of capital. Each distribution received from a portfolio company is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. Dividend income from money market funds with financial institutions is recorded on an accrual basis to the extent that the Fund expects to collect such amounts. For the three and six months ended June 30, 2026, dividend income consists of income from money market funds. Interest Income consists primarily of income from debt and other securities.
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

Net Change in Realized and Unrealized Gain (Loss) on Investments
Realized gains or losses are measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized gains or losses previously recognized. Net change in unrealized gains or losses reflects the change in investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized. T-POP generates income primarily from its investment in the Aggregator and has the same investment objectives as the Aggregator. T-POP has an interest of 80.2% in the Aggregator as of June 30, 2026. For the three and six months ended June 30, 2026, the Registrant recognized net change in unrealized gain on investments of $186.3 million and $215.2 million, respectively, and the Aggregator recognized $228.5 million and $240.8 million, respectively. For the three and six months ended June 30, 2025, the Registrant recognized net change in unrealized gain on investments of $20.5 million. For the three and six months ended June 30, 2026, the Registrant did not recognize any realized gains on investment. For the three and six months ended June 30, 2026, the Aggregator recognized net realized gains or losses of $4.6 million and $28.0 million, respectively. There were no net realized gains or losses for the Registrant from their investments for the three and six months ended June 30, 2025.
Key drivers of the result of operations of T-POP are presented below.
Results of Operations
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The results of operations for the three months ended June 30, 2026 and 2025 are discussed below:
T-POP’s net increase in net assets resulting from operations increased $152.7 million during the three months ended June 30, 2026 compared to three months ended June 30, 2025. This change was mainly attributable to $186.3 million in net unrealized gain on investment, partially offset by $(22.9) million in net investment loss.
Revenues
T-POP did not recognize any dividend income for the three months ended June 30, 2026. For the three months ended June 30, 2026, the Aggregator recognized dividend income of $2.4 million from investments in money market funds.
Expenses
T-POP total expenses increased $13.8 million during the three months ended June 30, 2026 compared to three months ended June 30, 2025. This change was mainly attributable to increases in performance participation allocation of $18.2 million and management fees of $2.4 million, and with offset of a decrease in other expenses of $6.8 million which is primarily related to the decrease in organizational expenses.
Net Investment Income (Loss)
T-POP’s net investment income (loss) decreased $14.4 million during the three months ended June 30, 2026 compared to three months ended June 30, 2025. This change was mainly attributable to expenses noted above
Net Realized and Unrealized Gain (Loss) on Investment
T-POP recognized $186.3 million of unrealized gain on the underlying investment in the Aggregator mainly driven by the Aggregator’s net gains on investments of $233.1 million for the three months ended June 30, 2026. This is an increase from the unrealized gain of $20.5 million earned in the three months ended June 30, 2025. T-POP has not recognized realized gains; however, the Aggregator has recognized realized gain of $4.6 million for the three months ended June 30, 2026.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The results of operations for the six months ended June 30, 2026 Compared to 2025 are discussed below:
T-POP’s net increase in net assets resulting from operations increased $176.1 million during the six months ended June 30, 2026 compared to six months ended June 30, 2025. This change was mainly attributable to $215.2 million in net unrealized gain on investment, partially offset by $28.5 million in net investment loss.
Revenues
T-POP’s dividend income from investments in money market funds decreased $(0.7) million during the six months ended June 30, 2026 compared to six months ended June 30, 2025. This is due to the deconsolidation of the Aggregator as of September 30, 2025, as the Aggregator earns the dividend income and T-POP’s share is now picked up through unrealized gain, the income is now earned at the Aggregator rather than directly at T-POP.
Expenses
T-POP total expenses increased $19.3 million during the six months ended June 30, 2026 compared to six months ended June 30, 2025. This change was mainly attributable to performance participation allocation of $22.7 million, management fees of $4.3 million, professional fees of $0.2 million, and other expenses of $1.2 million which is primarily related to audit and administration fees.
Net Investment Income (Loss)
T-POP’s net investment income (loss) decreased $20.0 million during the six months ended June 30, 2026 compared to six months ended June 30, 2025. This change was mainly attributable to $28.5 million of expenses.
Net Realized and Unrealized Gain (Loss) on Investment
T-POP’s unrealized gain on investments and derivative contracts increased $195.5 million during the six months ended June 30, 2026 compared to six months ended June 30, 2025. This change was mainly attributable to $215.2 million of unrealized gain on the underlying investment in the Aggregator mainly driven by the Aggregator’s net gains on investments of $268.8 million.
Financial Condition, Liquidity and Capital Resources
From the six months ended June 30, 2026, T-POP accepted $592.4 million of total subscriptions from its monthly closes in its continuous private offerings. T-POP purchased investments in the Aggregator totaling $585.1 million. As of June 30, 2026, T-POP had total assets of $1,829.7 million, which primarily consist of the underlying investment in the Aggregator of $1,829.4 million. As of December 31, 2025, T-POP had total assets of $1,051.0 million, which primarily consisted of the underlying investment in the Aggregator of $1,050.5 million.
As of June 30, 2026, T-POP had total liabilities of $44.2 million. Total liabilities primarily consist of accrued performance participation allocation of $22.7 million, servicing fees payable of $16.2 million, and organizational and offering costs payable of $1.7 million. As of December 31, 2025, T-POP had total liabilities of $33.0 million. Total liabilities consisted of accrued performance participation allocation of $19.3 million, servicing fees payable of $10.5 million, and organizational and offering costs payable of $1.7 million.
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
T-POP had no cash and cash equivalents as of June 30, 2026 and December 31, 2025. T-POP did not consolidate the Aggregator as of December 31, 2025 and through June 30, 2026. All the cash and cash equivalents during that period were held by the Aggregator and its consolidated subsidiaries.
Net Cash Flows
The following table presents a summary of T-POP’s cash flows for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2026	2025
Net Increase in Net Assets Resulting from Operations	$186,779	$10,797

Net Cash Used in Operating Activities	(578,533)	(62,009)
Net Cash Provided by Financing Activities	578,533	218,428
Net change in cash and cash equivalents	—	156,419
Cash, beginning of period	—	—
Cash, end of period	$—	$156,419
Operating Activities
Net cash flow used in operating activities was $578.5 million for the six months ended June 30, 2026 was primarily related to the purchases of investments of $585.1 million and unrealized gain on investment in the Aggregator, partially offset by investment proceeds of $20.3 million.
Financing Activities
Net cash flow provided by financing activities was $578.5 million for the six months ended June 30, 2026, which primarily reflects the proceeds from the issuance of Units.
Leverage
As of June 30, 2026, debt financing available to the Fund consisted of the Line of Credit (as defined in Note 5. “Line of Credit Agreement” in the “Notes to the Condensed Consolidated Financial Statements” of the Aggregator). As of June 30, 2026, there were no outstanding borrowings under the Line of Credit, and no amounts were drawn during the three months ended June 30, 2026.
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

The following table provides a breakdown of the major components of the Fund’s Transactional Net Asset Value as of June 30, 2026 ($ in thousands):

Components of T-POP’s Transactional Net Asset Value	June 30, 2026
Investment in the Aggregator (cost of $1,462,202)(b)	$1,834,863
Other Assets	244
Accrued Performance Participation Allocation	(22,743)
Management Fee Payable	(1,373)
Servicing Fees Payable(a)	(455)
Other Liabilities	(2,235)
Transactional Net Asset Value	$1,808,301
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
The following table provides a breakdown of the Fund’s Transactional Net Asset Value per Unit by class as of June 30, 2026:

	June 30, 2026
Class	Transactional NAV per Unit	Number of Units	Transactional NAV ($ in thousands)
Class R-I	$34.42	10,162,469	$349,784
Class R-S	$34.10	17,738,049	604,853
Class R-D	$34.32	348,256	11,954
Class I (a)	$34.40	17,465,079	600,788
Class S	$34.08	969,006	33,023
Class F	$36.13	5,754,840	207,899
Total		52,437,699	$1,808,301
_______________
(a)Transactional NAV per Unit for Class I does not reflect Feeder TE specific expenses and other net assets and liabilities.
The following table reconciles GAAP Net Asset Value to the Registrant’s Transactional Net Asset Value ($ in thousands):

June 30, 2026
GAAP Net Asset Value	$1,785,471
Adjustments
Organization and Offering Expenses(a)	7,083
Servicing Fees(b)	15,747
Transactional Net Asset Value	$1,808,301
_______________
(a)Represents an adjustment to (i) the Investment in T-POP US Aggregator (CYM) L.P. related to organizational expenses incurred by the Aggregator and (ii) the organizational and offering expenses of the Registrant. For Transactional NAV purposes, organizational and offering expenses are expensed ratably over the 60‐month reimbursement period beginning June 2, 2026.
(b)Represents an adjustment to reflect servicing fees on Class S, R-S and Class R-D Units as they are accrued on a monthly basis.

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
Under GAAP, T-POP accrues the cost of the Servicing Fees, as applicable, for the estimated life of the Units at the time we sell Class S Units, Class R-S Units, Class D Units, and Class R-D Units. Inherent in the calculation of the estimated amount of Servicing Fees to be paid in future periods are certain significant management judgments and estimates, including the estimated life of the Units at the time of a subscription. Servicing Fees Payable entails uncertainties as the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and historical trends. As of June 30, 2026, T-POP has accrued $16.2 million of Servicing Fees Payable, related to the Class R-S, Class R-D, and Class S Units sold.

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
Recent Accounting Pronouncements
There were no accounting pronouncements issued during the three months ended June 30, 2026 that are expected to have a material impact on the Condensed Financial Statements of T-POP and the Condensed Consolidated Financial Statements of the Aggregator included in this Quarterly Report on Form 10-Q.
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
Fair Value Risk
T-POP and the Aggregator indirectly hold investments in portfolio companies that are reported at fair value. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments made by T-POP. Net changes in the fair value of portfolio companies held through the seven investment holding investments impact the Aggregator’s Net Change in Unrealized Gain (Loss) on Investments and in turn impact the Registrant’s Net Change in Unrealized Gain (Loss) on Investments. Based on investments held as of June 30, 2026, we estimate that an immediate, hypothetical 10% decline in the fair value of investments would result in a decline in the Net Realized and Unrealized Gain (Loss) on Investments of the Aggregator of $443.1 million and a decline in the Registrant’s Net Change in Unrealized Gain (Loss) on Investments of $354.7 million, if not offset by other factors.

Exchange Rate Risk
The Aggregator holds investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. The Aggregator manages exposure to investments in foreign currencies by hedging such risks. As of June 30, 2026, the Aggregator held an investment in an affiliated investee fund that held foreign currency contracts to hedge a change in exchange rates against the U.S. dollar. We estimate that as of June 30, 2026, a 10% decline in the exchange rates between the U.S. dollar and all other foreign currencies in which certain portfolio companies are denominated would result in a decline in Net Realized and Unrealized Gain (Loss) on Investments of the Aggregator of $21.1 million and a decline in the Registrant’s Net Change in Unrealized Gain (Loss) on Investments of $16.9 million.
Interest Rate Risk
Changes in credit markets and in particular, interest rates, can impact investment valuations and may have offsetting results depending on the valuation methodology used. For example, we may use a discounted cash flow analysis as one of the methodologies to ascertain the fair value of our portfolio companies that do not have readily observable market prices. If applicable interest rates rise, then the assumed cost of capital for those portfolio companies would be expected to increase under the discounted cash flow analysis, and this effect would negatively impact their valuations if not offset by other factors. Conversely, a fall in interest rates can positively impact valuations of certain portfolio companies if not offset by other factors. These impacts could be substantial depending upon the magnitude of the change in interest rates. Finally, low interest rates related to monetary stimulus and economic stagnation may also negatively impact expected returns on all investments, as the demand for relatively higher return assets increases and supply decreases. Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our fixed income investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our fixed income investments to increase. As of June 30, 2026, T-POP does not have any outstanding borrowings.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
All sales of unregistered securities during the three months ended March 31, 2026 were previously disclosed.
Unit Redemptions
The following table sets forth information regarding redemptions of Units during the six months ended June 30, 2026:

Redemption Period(1)	Total number of units purchased (all classes)	Average price paid per unit (all classes)(2)	Total number of units purchased as part of publicly announced plans or programs (all classes)	Maximum number (or approximate dollar value) of units that may yet be purchased under the plans or programs (all classes)(3)
January 1, 2026 - January 31, 2026	6,449	$29.53	6,449	N/A
April 1, 2026 - April 30, 2026	23,453	$32.39	23,453	N/A
_______________

(1)Redemptions were effective as of March 31, 2026 and June 30, 2026.
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

TPG Private Equity Opportunities, L.P.

August 7, 2026	By:	/s/ Jack Weingart
Name: Jack Weingart
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Matt White
Name: Matt White
Title: Chief Financial Officer (Principal Financial and Accounting Officer)