Form 10-Q
period 2026-09-30
TPG Private Equity Opportunities, L.P.
filed 2026-11-13
CIK 2050260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 10, 2026, the Registrant had the following limited partnership units outstanding: 10,170,658 units of Class R-I, 24,105,183 of Class I, 17,722,038 units of Class R-S, 3,973,260 units of Class S, 348,256 units of Class R-D, 145,752 units of Class D, and 5,791,968 units of Class F.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
TPG Private Equity Opportunities, L.P.
Condensed Statements of Assets and Liabilities (unaudited)
(Dollars in Thousands, Except Unit Data)

	September 30, 2026	December 31, 2025
Assets
Investment in T-POP US Aggregator (CYM), L.P. (Cost $1,721,573 as of September 30, 2026; $894,810 as of December 31, 2025)	$2,193,071	$1,050,500
Cash and Cash Equivalents	2,970	—
Other Assets	714	528
Total Assets	$2,196,755	$1,051,028

Liabilities
Organizational and Offering Costs Payable	$1,578	$1,690
Servicing Fees Payable	22,689	10,512
Accrued Performance Participation Allocation	34,318	19,290
Management Fee Payable	1,732	854
Other Liabilities	536	670
Total Liabilities	60,853	33,016

Commitments and Contingencies (Note 6)

Net Assets
Limited Partnership Units - Class I, unlimited Units authorized, (22,731,382 Units issued and outstanding as of September 30, 2026; no Units issued and outstanding as of December 31, 2025)	813,285	—
Limited Partnership Units - Class R-I, unlimited Units authorized, (10,170,658 Units issued and outstanding as of September 30, 2026; 20,070,838 Units issued and outstanding as of December 31, 2025)	363,494	613,267
Limited Partnership Units - Class S, unlimited Units authorized, (3,302,704 Units issued and outstanding as of September 30, 2026; no Units issued and outstanding as of December 31, 2025)	113,139	—
Limited Partnership Units - Class R-S, unlimited Units authorized, (17,722,038 Units issued and outstanding as of September 30, 2026; 12,446,958 Units issued and outstanding as of December 31, 2025)	609,902	369,354
Limited Partnership Units - Class D, unlimited Units authorized, (145,752 Units issued and outstanding as of September 30, 2026; no Units issued and outstanding as of December 31, 2025)	5,158	—
Limited Partnership Units - Class R-D, unlimited Units authorized, (348,256 Units issued and outstanding as of September 30, 2026; 170,356 Units issued and outstanding as of December 31, 2025)	12,363	5,195
Limited Partnership Units - Class F, unlimited Units authorized, (5,778,259 Units issued and outstanding as of September 30, 2026; 969,858 Units issued and outstanding as of December 31, 2025)	218,561	30,196
Total Net Assets	2,135,902	1,018,012
Total Liabilities and Net Assets	$2,196,755	$1,051,028

See accompanying notes to Condensed Financial Statements.

TPG Private Equity Opportunities, L.P.
Condensed Statements of Operations (unaudited)
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025(a)
Revenues
Dividend and Interest Income	$41	$1,886	$41	$2,572
Total Revenues	41	1,886	41	2,572
Expenses
Organizational Expenses	—	366	—	7,031
Performance Participation Allocation	11,586	5,562	34,330	7,200
Deferred Offering Costs Amortization	—	318	433	346
Management Fee Expense	4,730	—	8,997	—
Professional Fees	117	5,136	325	5,503
Other Expenses	666	903	1,466	1,313
Total Expenses	17,099	12,285	45,551	21,393

Net Investment Income (Loss)	(17,058)	(10,399)	(45,510)	(18,821)
Net Change in Gain (Loss) on Investments
Net Change in Unrealized Gain (Loss) on Investment in T-POP US Aggregator (CYM) L.P.	111,051	46,596	326,281	67,082
Net Change in Unrealized Gain (Loss) on Derivative Contracts	—	(50)	—	(766)
Total Net Change in Gain (Loss)	111,051	46,546	326,281	66,316
Provision for Income Taxes	—	(525)	—	(1,076)
Net Increase in Net Assets Resulting from Operations	$93,993	$35,622	$280,771	$46,419

Net Increase in Net Assets Resulting from Operations Attributable to Non-Controlling Interests	$—	$171	$—	$254

Net Increase in Net Assets Resulting from Operations Attributable to T-POP	$93,993	$35,451	$280,771	$46,165
_______________
(a)The period presented includes consolidated amounts of the T-POP US Aggregator (CYM), L.P. from June 2, 2025 (Commencement of Operations) through September 30, 2025. Please refer to Note 2. Summary of Significant Accounting Policies for additional information regarding the basis of consolidation.
See accompanying notes to Condensed Financial Statements.

TPG Private Equity Opportunities, L.P.
Condensed Statements of Changes in Net Assets (unaudited)
(Dollars in Thousands)

	Class I Units	Class R-I Units	Class S Units	Class R-S Units	Class D Units	Class R-D Units	Class F Units	Total Net Assets
Balance at June 30, 2026	$598,547	$347,771	$32,066	$588,426	$—	$11,864	$206,797	$1,785,471
Unit Transfer Between Classes	—	500	(1,972)	(500)	1,972	—	—	—
Proceeds from Units Issued	182,529	—	81,480	—	3,000	—	843	267,852
Redemptions	(3,232)	(234)	—	(42)	—	—	—	(3,508)
Net Investment Income (Loss)	(7,031)	(3,233)	(989)	(5,568)	(50)	(110)	(77)	(17,058)
Net Change in Unrealized Gain (Loss) on Investments	42,472	18,690	5,781	32,183	291	636	10,998	111,051
Servicing Fees	—	—	(3,227)	(4,597)	(55)	(27)	—	(7,906)
Balance at September 30, 2026	$813,285	$363,494	$113,139	$609,902	$5,158	$12,363	$218,561	$2,135,902

	Class R-I Units	Class R-S Units	Class R-D Units	Class F Units	Non-Controlling Interests	Total Net Assets
Balance at June 30, 2025	$221,860	$77,559	—	$25,139	$2,432	$326,990
Proceeds from Units Issued	157,384	139,071	4,500	—	—	300,955
Net Investment Income (Loss)	(6,706)	(3,362)	(77)	(221)	(33)	(10,399)
Provision for Income Taxes	(327)	(162)	(4)	(29)	(3)	(525)
Net Change in Unrealized Gain (Loss) on Investments	28,381	15,526	351	2,131	207	46,596
Net Change in Unrealized Gain (Loss) on Derivative Contracts	(24)	(27)	—	1	—	(50)
Servicing Fees	—	(4,492)	(42)	—	—	(4,534)
Balance at September 30, 2025	$400,568	$224,113	4,728	$27,021	$2,603	$659,033
See accompanying notes to Condensed Financial Statements.

TPG Private Equity Opportunities, L.P.
Condensed Statements of Changes in Net Assets (unaudited)
(Dollars in Thousands)

	Class I Units	Class R-I Units	Class S Units	Class R-S Units	Class D Units	Class R-D Units	Class F Units	Total Net Assets
Balance at December 31, 2025	$—	$613,267	$—	$369,354	$—	$5,195	$30,196	$1,018,012
Unit Transfer Between Classes	508,723	(635,840)	(1,972)	(500)	1,972	—	127,617	—
Proceeds from Units Issued	242,057	304,938	112,901	164,137	3,000	5,500	27,718	860,251
Redemptions	(3,914)	(2,519)	—	(1,040)	—	—	(29)	(7,502)
Net Investment Income (Loss)	(11,308)	(14,839)	(1,261)	(17,690)	(50)	(345)	(17)	(45,510)
Net Change in Unrealized Gain (Loss) on Investments	77,727	98,487	7,681	106,920	291	2,099	33,076	326,281
Servicing Fees	—	—	(4,210)	(11,279)	(55)	(86)	—	(15,630)
Balance at September 30, 2026	$813,285	$363,494	$113,139	$609,902	$5,158	$12,363	$218,561	$2,135,902

	Class R-I Units	Class R-S Units	Class R-D Units	Class F Units	Non-Controlling Interests	Total Net Assets
Balance at December 31, 2024	$—	$—	$—	$—	$—	$—
Proceeds from Units Issued	371,919	216,614	4,500	24,194	2,349	619,576
Net Investment Income (Loss)	(12,321)	(5,596)	(77)	(736)	(91)	(18,821)
Provision for Income Taxes	(698)	(296)	(4)	(71)	(7)	(1,076)
Net Change in Unrealized Gain (Loss) on Investments	42,175	20,512	351	3,687	357	67,082
Net Change in Unrealized Gain (Loss) on Derivative Contracts	(507)	(201)	—	(53)	(5)	(766)
Servicing Fees	—	(6,920)	(42)	—	—	(6,962)
Balance at September 30, 2025	$400,568	$224,113	$4,728	$27,021	$2,603	$659,033

See accompanying notes to Condensed Financial Statements.

TPG Private Equity Opportunities, L.P.
Condensed Statements of Cash Flows (unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2026	2025
Operating Activities:
Net Increase in Net Assets Resulting from Operations	$280,771	$46,419
Adjustments to Reconcile Net Increase in Net Assets From Operations to Net Cash Used in Operating Activities:
Net Change in Unrealized (Gain) / Loss on Investment(s)	(326,281)	(67,082)
Net Change in Unrealized (Gain) / Loss on Derivative Contracts	—	766
Interest Income Received In-Kind	—	(23)
Amortization of Deferred Offering Costs	433	346
Class F Units Issued as Payment of Directors' Fees	300	194
Purchases of Investments	(844,515)	(406,922)
Proceeds from Investments	27,883	625
Cash Flows due to Changes in Operating Assets and Liabilities:
(Increase) in Dividends Receivable	—	(494)
(Increase) in Deferred Offering Costs	—	(1,038)
Increase in Other Assets	(619)	(111)
Increase / (Decrease) in Organizational and Offering Costs Payable	(112)	8,070
Decrease in Professional Fees Payable	—	5,503
Increase in Maintenance Fee Payable	—	142
Increase in Accrued Performance Participation Allocation	23,369	7,200
Increase in Management Fees Payable	878	—
Increase / (Decrease) in Other Liabilities	(134)	1,629
Increase in Deferred Tax Liability	—	1,076
Net Cash Used in Operating Activities	$(838,027)	$(403,700)

Financing Activities:
Proceeds from Issuance of Units	$851,539	$519,383
Redemption of Units	(7,091)	—
Payment of Servicing Fees	(3,451)	(290)
Net Cash Provided by Financing Activities	$840,997	$519,093

Net Increase in Cash and Cash Equivalents	$2,970	$115,393
Cash and Cash Equivalents, Beginning of Period	—	—
Cash and Cash Equivalents, End of Period	$2,970	$115,393

Supplemental Disclosure of Non-Cash Financing Activities:
Servicing Fees Payable	$15,630	$6,672
Units Issued in Exchange for Investments	8,341	99,999

See accompanying notes to Condensed Financial Statements.

TPG Private Equity Opportunities, L.P.
Condensed Schedules of Investment (unaudited)
(Dollars in Thousands, Except Unit Data)

	September 30, 2026
Issuer	Type of Investment	Core Sector	Geography(a)	Valuation Level	Fair Value ($)	Fair Value as Percentage of Net Assets (%)
Investment
Investment in T-POP US Aggregator (CYM) L.P. (57,668,612 Units)(a)	Investee Fund	Various	Various	NAV	$2,193,071	102.7%
Total Investments (Cost $1,721,573)					$2,193,071	102.7%

	December 31, 2025
Issuer	Type of Investment	Core Sector	Geography(a)	Valuation Level	Fair Value ($)	Fair Value as Percentage of Net Assets (%)
Investment
Investment in T-POP US Aggregator (CYM) L.P. (33,286,504 Units)(a)	Investee Fund	Various	Various	NAV	$1,050,500	103.2%
Total Investments (Cost $894,810)					$1,050,500	103.2%

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

TPG Private Equity Opportunities, L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
3. Investment in the Aggregator
T-POP has an interest of 80.4% in the Aggregator as of September 30, 2026. The remaining interest in the Aggregator is held by a Parallel Investment Entity. T-POP’s interest in the Aggregator may result in T-POP indirectly holding investments of the Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of T-POP. For a listing of investments that may proportionally exceed 5% of T-POP’s net assets, see the Condensed Consolidated Schedule of Investments of the Aggregator.
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

TPG Private Equity Opportunities, L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
The following tables present transactions in the Units during the periods:

	Class S Units	Class D Units	Class I Units	Class R-S Units	Class R-D Units	Class R-I Units	Class F Units(a)
Units Outstanding as of June 30, 2026	969,006	—	17,465,079	17,738,049	348,256	10,162,469	5,754,840
Units Issued	2,392,385	87,403	5,363,141	—	—	—	23,419
Conversion of Units Between Classes	(58,687)	58,349	—	(14,837)	—	14,691	—
Units Redeemed	—	—	(96,838)	(1,174)	—	(6,502)	—
Units Outstanding as of September 30, 2026	3,302,704	145,752	22,731,382	17,722,038	348,256	10,170,658	5,778,259

Units Outstanding as of June 30, 2025	—	—	—	3,101,731	—	8,581,385	967,776
Units Issued	—	—	—	5,214,126	170,356	5,883,349	—
Conversion of Units Between Classes	—	—	—	—	—	—	—
Units Redeemed	—	—	—	—	—	—	—
Units Outstanding as of September 30, 2025	—	—	—	8,315,857	170,356	14,464,734	967,776
_______________
(a)Class F includes 18,836 of cumulative issued units to the Board of Directors of T-POP in accordance with their Restricted Unit Award Agreement.

	Class S Units	Class D Units	Class I Units	Class R-S Units	Class R-D Units	Class R-I Units	Class F Units (a)
Units Outstanding as of December 31, 2025	—	—	—	12,446,958	170,356	20,070,838	969,858
Units Issued	3,361,391	87,403	7,201,653	5,320,993	177,900	9,889,139	843,500
Conversion of Units Between Classes	(58,687)	58,349	15,645,028	(14,837)	—	(19,709,932)	3,965,781
Units Redeemed	—	—	(115,299)	(31,076)	—	(79,387)	(880)
Units Outstanding as of September 30, 2026	3,302,704	145,752	22,731,382	17,722,038	348,256	10,170,658	5,778,259

Units Outstanding as of December 31, 2024	—	—	—	—	—	—	—
Units Issued	—	—	—	8,315,857	170,356	14,464,734	967,776
Conversion of Units Between Classes	—	—	—	—	—	—	—
Units Redeemed	—	—	—	—	—	—	—
Units Outstanding as of September 30, 2025	—	—	—	8,315,857	170,356	14,464,734	967,776
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
The Transactional NAV for each unit class is calculated monthly by the Management Company. The Transactional NAV is based on the month-end values of investments, the addition of the value of any other assets such as cash, and the deduction of any liabilities, including the accrual and allocation of the Management Fee, the Performance Participation Allocation and the Maintenance Fee and the deduction of expenses attributable to certain unit classes, such as applicable Servicing Fees. The redemption price per unit for each unit class as of September 30, 2026 is $35.52 for Class R-S Units, $35.81 for Class R-D Units, $35.93 for Class R-I Units, $35.87 for Class I Units, $35.46 for Class S Units, $35.74 for Class D Units, and $38.01 for Class F Units, subject to any Early Redemption Deduction. For the three and nine months ended September 30, 2026, 1,174 and 31,076 Units of Class R-S Units were redeemed for an aggregate value of $0.04 million and $1.0 million, respectively. For the three and nine months ended September 30, 2026, 6,502 Units of Class R-I Units were redeemed for an aggregate value of $0.2 million. For the three and nine months ended September 30, 2026, 4,042 Units of Class I Units were redeemed on behalf of the Feeder TE’s redemptions in Class R-S TE for an aggregate value of $0.1 million. No Class R-D Units, Class S Units, and Class F Units were redeemed as part of the Redemption Program during the nine months ended September 30, 2026.

Feeder Expenses

During the three and nine months ended September 30, 2026, 99,298 and 191,524 Units of Class R-I, Class F, and Class I held by the Feeder were retired in connection with paying ordinary course expenses at the Feeder. Such retired units are reflected in the redemptions line item of the Condensed Statements of Changes in Net Assets for $3.5 million and $6.5 million, respectively.
5. Related Party Transactions
Partnership Agreement
The Fund has entered into a limited partnership agreement as amended and restated with the General Partner. Under the terms of the T-POP’s Partnership Agreement, overall responsibility for T-POP’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors.
Performance Participation Allocation
The General Partner, or any other entity designated by the General Partner, is allocated a Performance Participation Allocation by T-POP equal to 12.5% of total return subject to a 5% annual hurdle amount and a high water mark with 100% catch-up. Such allocation is measured on a calendar year basis, distributed or allocated annually and accrued monthly (subject to pro-rating for partial periods), and without taking into account accrued and unpaid taxes of any intermediate entity through which T-POP indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month. The General Partner may elect to receive the Performance Participation Allocation in cash, units and/or shares or units of intermediate entities. If the Performance Participation Allocation is paid in T-POP units, such units may be redeemed at the General Partner’s request and is subject to certain limitations. For the three and nine months ended September 30, 2026, T-POP recognized Performance Participation Allocation of $11.6 million and $34.3 million, respectively, in the Condensed Statement of Operations. For the three and nine months ended September 30, 2025, T-POP recognized Performance Participation Allocation of $5.6 million and $7.2 million in the Condensed Statement of Operations. In January 2026, T-POP settled a total of $16.7 million of Accrued Performance Participation Allocation. T-POP satisfied $8.3 million of this liability through issuance of 263,187 Class F Units to the General Partner and paid the remaining $8.3 million in cash.

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
The Management Company may elect to receive the Management Fee in cash, units of T-POP or any Parallel Investment Entities, and/or shares or units of intermediate entities. If the Management Fee is paid in T-POP units, such units may be repurchased at the Management Company’s request and will be subject to certain limitations. For the three and nine months ended September 30, 2026, T-POP recognized management fees of $4.7 million and $9.0 million, respectively, in the Condensed Statement of Operations.
Maintenance Fee
In consideration for its operational services, the Management Company is entitled to receive a maintenance fee (the “Maintenance Fee”) from T-POP (directly or indirectly through an intermediate entity) payable in cash monthly in arrears equal to, in the aggregate, 0.10% of T-POP’s Transactional NAV per annum, before giving effect to any accruals for the Management Fee, the Servicing Fee, the Performance Participation Allocation, the Maintenance Fee, any repurchases (and pending repurchases), any distributions and without taking into account accrued and unpaid taxes of any intermediate entity through which T-POP indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month. For the three and nine months ended September 30, 2026, T-POP recognized maintenance fees of $0.5 million and $1.2 million, respectively, included within Other Expenses in the Condensed Statement of Operations.
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

TPG Private Equity Opportunities, L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
T-POP accrues the cost of the servicing fees, as applicable, for the estimated life of the Units as at the time Class R-S and Class R-D Units are sold. Accrued servicing fees as of September 30, 2026 were $15.1 million for Class R-S Units, $1.0 million for Class S Units, $0.1 million for Class R-D Units, and $0.1 million for Class D Units. Accrued servicing fees as of December 31, 2025 were $11.3 million for Class R-S Units and $0.05 million for Class R-D Units.
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
Affiliates
The General Partner, Management Company, Dealer Manager, Feeder TE, and Parallel Investment Entities, the Aggregator, and other vehicles sponsored, advised and/or managed by TPG or its affiliates are affiliates of T-POP. The General Partner and its affiliates held 1,488,474 and 960,000 of Class F Units issued as of September 30, 2026 and December 31, 2025, respectively.
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
6. Commitments and Contingencies
The Management Company has agreed to advance organizational and offering expenses, other than subscription fees and Servicing Fees related to Class S, Class R-S, Class D and Class R-D units, on T-POP’s behalf through the first anniversary of T-POP’s Initial Closing. T-POP will reimburse the Management Company for all such advanced expenses ratably over the 60 months following the anniversary of the Initial Closing. As of September 30, 2026, the Management Company and its affiliates have incurred organizational and offering expenses amounting to $1.6 million on T-POP’s behalf which are recorded as Organization and Offering Costs Payable in the Condensed Statements of Assets and Liabilities.
For information regarding investment commitments, see the Aggregator’s Condensed Consolidated Financial Statements. To the extent funded, these investments are expected to reside at the Aggregator but may be funded from T-POP’s available liquidity, including proceeds from the issuance of Units by T-POP and available borrowing capacity under the Credit Facility at the Aggregator. For information regarding the Credit Facility, see Note 5. “Credit Facility” within the Notes to the Aggregator’s Condensed Consolidated Financial Statements.
T-POP may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of September 30, 2026, T-POP was not subject to any material litigation nor was T-POP aware of any material litigation threatened against it.

TPG Private Equity Opportunities, L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
7. Income Taxes
As of September 30, 2026, T-POP has not identified any uncertain tax positions that require recognition or disclosure. The Fund files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Fund is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, the Fund does not believe the outcome of any future audit will have a material adverse effect on the Fund’s Condensed Financial Statements.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA, among other provisions, includes an extension of certain expiring elements of the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact to T-POP’s financial statements for the nine months ended September 30, 2026. T-POP will continue to evaluate its future impact as regulations are issued by the U.S. Department of the Treasury.
8. Financial Highlights
The following are the financial highlights of the Fund attributed to each Class of Units:

	Nine Months Ended September 30, 2026
	Class S Units	Class D Units	Class I Units	Class R-S Units	Class R-D Units	Class R-I Units	Class F Units
Per Unit Data
Net Asset Value, Beginning of Period	$—	$—	$—	$29.67	$30.49	$30.56	$31.13
Proceeds from Units Issued	33.13	34.32	32.45	0.34	0.15	(0.06)	0.37
Net Investment Income (Loss)	(0.60)	(0.36)	(0.56)	(1.01)	(1.03)	(0.95)	(0.02)
Total Net Change in Unrealized Gain (Loss)	3.71	1.81	3.89	6.07	6.15	6.19	6.34
Servicing Fees	(1.99)	(0.38)	—	(0.66)	(0.26)	—	—
Net Asset Value, End of Period	$34.25	$35.39	$35.78	$34.41	$35.50	$35.74	$37.82
Units Outstanding, End of Period	3,302,704	145,752	22,731,382	17,722,038	348,256	10,170,658	5,778,259
Total Return Based on Net Asset Value(a)	5.65%	3.10%	10.50%	15.98%	16.42%	16.97%	21.49%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Accrued Performance Participation Allocation	(2.89)%	(2.39)%	(3.00)%	(2.44)%	(2.45)%	(2.01)%	—%
Total Expenses without Accrued Performance Participation Allocation	(1.10)%	(1.08)%	(0.77)%	(0.95)%	(0.93)%	(0.58)%	(0.12)%
Total Expenses(b)	(3.99)%	(3.47)%	(3.77)%	(3.39)%	(3.38)%	(2.59)%	(0.12)%
Net Investment Loss	(3.98)%	(3.46)%	(3.76)%	(3.38)%	(3.38)%	(2.59)%	(0.01)%

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
(b)Expense ratio includes Organizational Expenses, Accrued Performance Participation Allocation, Maintenance Fees, and Other.
9. Subsequent Events
On October 1, 2026, T-POP sold unregistered limited partnership units (the “Units”) of the Fund as part of its continuous private offering for aggregate consideration of $73.1 million. The following table details the Units sold:

Class	Number of Units Sold	Aggregate Consideration
Class I	1,373,801	$49,279,388
Class S	670,556	$23,779,500
Class F (a)	1,052	$40,000
_______________
(a)Represents Class F Units sold to employees of affiliates of the Fund’s general partner, TPG Private Equity Opportunities GenPar, L.P.
On October 1, 2026, the T-POP Fund Complex (inclusive of the Fund) issued interests for aggregate consideration of approximately $103.2 million.

The Fund’s management evaluated subsequent events through the date of issuance of these Condensed Financial Statements. Other than the events disclosed in the Notes to the Condensed Financial Statements, there have been no additional events since September 30, 2026 that require recognition or disclosure in the Condensed Financial Statements.

Item 1. Financial Statements (unaudited)
T-POP US Aggregator (CYM), L.P.
Condensed Consolidated Statements of Assets and Liabilities (unaudited)
(Dollars in Thousands, Except Unit Data)

	September 30, 2026	December 31, 2025
Assets
Investments at Fair Value (Cost $— as of September 30, 2026; $655,399 as of December 31, 2025)	$—	$770,674
Investments in Affiliated Investee Funds at Fair Value (Cost $1,711,219 as of September 30, 2026; $434,716 as of December 31, 2025)	2,265,653	515,155
Cash and Cash Equivalents	466,741	171,030
Other Assets	1,775	2,242
Total Assets	$2,734,169	$1,459,101

Liabilities
Organizational Costs Payable	$1,135	$7,475
Professional Fees Payable	1,623	3,320
Other Liabilities	1,183	1,127
Total Liabilities	3,941	11,922

Commitments and Contingencies (Note 7)

Net Assets
Limited Partnership Units - Class I, unlimited Units authorized, (37,288,652 Units issued and outstanding as of September 30, 2026; 10,350,333 Units issued and outstanding as of December 31, 2025)	1,419,166	326,628
Limited Partnership Units - Class R-I, unlimited Units authorized, (28,714,659 Units issued and outstanding as of September 30, 2026; 29,067,507 Units issued and outstanding as of December 31, 2025)	1,089,513	917,418
Limited Partnership Units - Class F, unlimited Units authorized, (5,800,411 Units issued and outstanding as of September 30, 2026; 4,345,450 Units issued and outstanding as of December 31, 2025)	221,549	137,095
Non-Controlling Interests	—	66,038
Total Net Assets	2,730,228	1,447,179
Total Liabilities and Net Assets	$2,734,169	$1,459,101

T-POP US Aggregator (CYM), L.P.
Condensed Consolidated Statements of Operations (unaudited)
(Dollars in Thousands)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026
Revenues
Dividend and Interest Income	$3,473	$8,030
Other Income	55	65
Total revenues	3,528	8,095
Expenses
Professional Fees	1,649	3,062
Other Expenses	834	3,599
Total expenses	2,483	6,661

Net Investment Income (Loss)	1,045	1,434
Net Change in Realized and Unrealized Gain (Loss) on Investments
Net Realized Gain (Loss) on Investments	7,120	35,095
Net Change in Unrealized Gain (Loss) on Investments	128,672	369,503
Total Net Change in Realized and Unrealized Gain (Loss) on Investments	135,792	404,598

Net Increase in Net Assets Resulting from Operations	$136,837	$406,032

See accompanying notes to Condensed Consolidated Financial Statements.

T-POP US Aggregator (CYM), L.P.
Condensed Consolidated Statements of Changes in Net Assets (unaudited)
(Dollars in Thousands)

	Class I Units	Class R-I Units	Class F Units	Total Net Assets
Balance at June 30, 2026	$1,071,429	$999,569	$210,517	$2,281,515
Units Issued	285,449	43,708	837	329,994
Redemptions	(8,611)	(8,517)	(990)	(18,118)
Unit Transfer Between Classes	—	—	—	—
Net Investment Income (Loss)	523	433	89	1,045
Net Change in Unrealized Gain (Loss) on Investments	66,733	51,432	10,507	128,672
Net Realized Gain (Loss) on Investments	3,643	2,888	589	7,120
Balance at September 30, 2026	$1,419,166	$1,089,513	$221,549	$2,730,228
See accompanying notes to Condensed Consolidated Financial Statements.

T-POP US Aggregator (CYM), L.P.
Condensed Consolidated Statements of Changes in Net Assets (unaudited)
(Dollars in Thousands)

	Class I Units	Class R-I Units	Class F Units	Non-Controlling Interests	Total Net Assets
Balance at December 31, 2025	$326,628	$917,418	$137,095	$66,038	$1,447,179
Units Issued	427,637	515,314	41,997	—	984,948
Redemptions	(12,412)	(25,477)	(4,004)	—	(41,893)
Unit Transfer Between Classes	517,928	(528,102)	10,174	—	—
Net Investment Income (Loss)	109	1,191	134	—	1,434
Net Change in Unrealized Gain (Loss) on Investments	148,679	187,905	32,919	—	369,503
Net Realized Gain (Loss) on Investments	10,597	21,264	3,234	—	35,095
Deconsolidation of Non-Controlling Interests	—	—	—	(66,038)	(66,038)
Balance at September 30, 2026	$1,419,166	$1,089,513	$221,549	$—	$2,730,228
See accompanying notes to Condensed Consolidated Financial Statements.

T-POP US Aggregator (CYM), L.P.
Condensed Consolidated Statement of Cash Flows (unaudited)
(Dollars in Thousands)

Nine Months Ended September 30, 2026
Operating Activities:
Net Increase in Net Assets Resulting from Operations	$406,032
Adjustments to Reconcile Net Increase in Net Assets From Operations to Net Cash Used in Operating Activities:
Net Change in Unrealized (Gain) / Loss on Investments	(369,503)
Realized Gain on Investments	(35,095)
Purchases of Investments	(715,375)
Proceeds from Investments	70,138
Cash Flows due to Changes in Operating Assets and Liabilities:
(Increase) in Other Assets	467
(Decrease) in Organizational and Offering Costs Payable	(6,120)
Increase in Professional Fees Payable	1,836
Increase in Other Liabilities	277
Net Cash Used in Operating Activities	$(647,343)

Financing Activities:
Proceeds from Issuance of Units	$983,916
Redemption of Units	(40,862)
Net Cash Provided by Financing Activities	$943,054

Net Increase in Cash and Cash Equivalents	$295,711
Cash and Cash Equivalents, Beginning of Period	171,030
Cash and Cash Equivalents, End of Period	$466,741

Supplemental Disclosure of Non-Cash Activities:
Decrease in Investments at Fair Value	$(770,674)
Increase in Investment in Affiliated Investee Funds	700,661
Decrease in Other Liabilities	(221)
Decrease in Professional Fees Payable	(3,532)
Decrease in Organizational and Offering Costs Payable	(221)
Decrease in Non-Controlling Interests	66,038

See accompanying notes to Condensed Consolidated Financial Statements.

T-POP US Aggregator (CYM), L.P.
Condensed Consolidated Schedules of Investments (unaudited)
As of September 30, 2026
(Dollars in Thousands)

Issuer	Asset	Core Sector	Geography	Valuation Level	Fair Value ($)	Fair Value as Percentage of Net Assets (%)(a)
Affiliated Investee Funds
Financial Services
T-POP Investment Holdings I, L.P.		Various	N. America	NAV	$497,548	18.2%
T-POP Investment Holdings II, L.P.		Various	N. America	NAV	368,070	13.5%
T-POP Investment Holdings III, L.P.		Various	N. America	NAV	217,199	7.9%
T-POP Investment Holdings IV, L.P.		Various	N. America	NAV	434,842	15.9%
T-POP Investment Holdings V, L.P.		Various	N. America	NAV	248,828	9.1%
T-POP Investment Holdings VI, L.P.		Various	N. America	NAV	256,694	9.4%
T-POP Investment Holdings VII, L.P.		Various	N. America	NAV	242,472	8.9%
Total Financial Services					2,265,653	82.9%

Total Affiliated Investee Funds (Cost $1,711,219 N. America)					2,265,653	82.9%

Cash Equivalents
Dreyfus Government Cash Management, 3.76%			N. America		466,741	17.1%
Total Cash Equivalents					466,741	17.1%

Total Affiliated Investee Funds and Cash Equivalents (Cost $2,177,960 N. America)					$2,732,394	100.0%

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
Non-Controlling Interests
Non-controlling interests represent the ownership interests in consolidated T-POP Investment Holdings Entities held by parties other than the Aggregator. As of September 30, 2026, no non-controlling interests are presented in the Statements of Assets and Liabilities as the remaining T-POP Investment Holdings Entities were deconsolidated during 2026.
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
Debt and Other Securities
The fair values of certain debt positions are generally determined on the basis of prices between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments and various relationships between investments. Specifically, for investments in distressed debt and corporate loans and bonds, the Aggregator generally determines fair value by comparing against similar investments. The Aggregator reviews and analyzes prices obtained from external pricing sources to evaluate their reliability and accuracy, and at times, exclude vendor prices and broker quotations that the Aggregator does not believe are representative of fair value. Certain financial instruments may not trade or prices are not readily available, or trade infrequently and, when they are traded, the price may be unobservable and, as a result, multiple external pricing sources may not be available. In such instances, the Aggregator may use an internal pricing model as either a corroborating or sole data point in determining the price. The Aggregator generally engages specialized third-party valuation service providers to assess and corroborate the valuation of a selection of the investments on a periodic basis. As of September 30, 2026, the Aggregator does not hold any debt securities.
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
For the three and nine months ended September 30, 2026, dividend and interest income primarily consists of income from money market funds.
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
3. Investments and Fair Value Measurement
The following table summarizes the valuation of the Aggregator’s investments held at fair value by the fair value hierarchy levels as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Level I	Level II	Level III	NAV	Total
Assets
Cash Equivalents
Money Market Fund	$466,741	$—	$—	$—	$466,741
Total Cash Equivalents	$466,741	$—	$—	$—	$466,741

Investments
Portfolio Companies	$—	$—	$—	$—	$—
Total Investments	—	—	—	—	—
Affiliated Investee Funds	—	—	—	2,265,653	2,265,653
	$466,741	$—	$—	$2,265,653	$2,732,394

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
As shown in the above tables, there are no Level III investments held by the Aggregator as of September 30, 2026. The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of December 31, 2025:

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

T-POP US Aggregator (CYM), L.P.
Notes to Condensed Consolidated Financial Statements (unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables present changes in the fair value of investments for which Level III inputs were used to determine the fair value for the nine months ended September 30, 2026:

	Level III Financial Assets at Fair Value
	Nine Months Ended September 30, 2026
	Portfolio Companies	Debt Investments	Total
Balance, Beginning of Period	$770,674	$—	$770,674
Transfer Out of Level III (a)	(770,674)	—	(770,674)
Balance, End of Period	$—	$—	$—
_______________
(a)During the nine months ended September 30, 2026, the Aggregator deconsolidated certain T-POP Investment Holdings Entities in which the Aggregator did not have controlling financial interest. Accordingly, the Level III investments held at the deconsolidated T-POP Investment Holdings Entities were transferred out of Level III. The Aggregator measures its investment in each deconsolidated T-POP Investment Holdings Entity using the respective entity’s reported NAV as a practical expedient. The deconsolidation did not have a material impact on the Aggregator’s financial position, ongoing operations, or cash flows.
NAV as a Practical Expedient
The following table summarizes investments that estimate fair value using NAV as a practical expedient. This includes information such as investment strategy, or industry, unfunded commitments (if applicable) and the fair value of the respective investments. As of September 30, 2026, a majority of these investments may not be redeemed at or within three months of the reporting date and certain investments may not be sold without a general partner’s consent. Certain investments cannot be redeemed and distributions received will be a result of income and/or sales of underlying assets of each investment; however, an estimate of the period of time over which the underlying assets are expected to be liquidated for such investments cannot be made.
The following table summarizes investments that estimate fair value using NAV as a practical expedient as of September 30, 2026:

NAV as a Practical Expedient Investments by Industry	Unfunded Commitment	Fair Value
Financial Services
T-POP Investment Holdings I, L.P.	$11,365	$497,548
T-POP Investment Holdings II, L.P.	107,254	368,070
T-POP Investment Holdings III, L.P.	78,433	217,199
T-POP Investment Holdings IV, L.P.	90,793	434,842
T-POP Investment Holdings V, L.P.	83,661	248,828
T-POP Investment Holdings VI, L.P.	15,622	256,694
T-POP Investment Holdings VII, L.P.	62,260	242,472
Total	$449,388	$2,265,653

T-POP US Aggregator (CYM), L.P.
Notes to Condensed Consolidated Financial Statements (unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes investments that estimate fair value using NAV as a practical expedient as of December 31, 2025:

NAV as a Practical Expedient Investments by Industry	Unfunded Commitment	Fair Value
Financial Services
Growth VI	$124,010	$79,604
T-POP Investment Holdings III, L.P.	5,550	115,428
T-POP Investment Holdings V, L.P.	13,664	84,498
T-POP Investment Holdings VI, L.P.	15,740	39,865
T-POP Investment Holdings VII, L.P.	78,409	196,661
T-POP HedgeCo LLC	—	(901)
Total	$237,374	$515,155
For the three and nine months ended September 30, 2026, unrealized gains on investments in affiliated investee funds totaled $128.7 million and $369.5 million, respectively and is included in the Net Change in Unrealized Gain (Loss) on Investments within the Condensed Consolidated Statement of Operations.
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

Investment Name	Type of Investment	Core Sector	Geography	Aggregator’s Share of Fair Value	% of Net Assets
T-POP Investment Holdings I, L.P.
Creative Planning	Equity	Business Services	N. America	$141,643	5.2%

T-POP Investment Holdings IV, L.P.
Growth VI	Equity	Various	N. America	$142,469	5.2%

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
The following tables present transactions in the Units during the three and nine months ended September 30, 2026:

	Class I Units	Class R-I Units	Class F Units	Total Units
Units Outstanding as of June 30, 2026	29,642,831	27,752,504	5,804,319	63,199,654
Units Issued	7,882,567	1,196,725	23,200	9,102,492
Units Redeemed	(236,746)	(234,570)	(27,108)	(498,424)
Units Outstanding as of September 30, 2026	37,288,652	28,714,659	5,800,411	71,803,722

	Class I Units	Class R-I Units	Class F Units	Total Units
Units Outstanding as of December 31, 2025	10,350,333	29,067,507	4,345,450	43,763,290
Units Issued	12,130,775	15,858,304	1,283,728	29,272,807
Unit Transfer Between Classes	15,161,704	(15,482,109)	320,405	—
Units Redeemed	(354,160)	(729,043)	(149,172)	(1,232,375)
Units Outstanding as of September 30, 2026	37,288,652	28,714,659	5,800,411	71,803,722
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
5. Credit Facility
On August 26, 2026, a subsidiary of the Aggregator (the “Borrower”), entered into a revolving credit agreement (the “Credit Facility”) pursuant to which the lenders and letter of credit issuers thereunder agreed to provide loans and letters of credit for up to an aggregate initial principal amount of $125 million subject to customary conditions. The available capacity under the Credit Facility may be increased on a permanent or a temporary basis up to an amount agreed by the Wells Fargo Bank, National Association (“Wells Fargo”), as lead arranger, and the increasing lenders and subject to the satisfaction of customary conditions, provided that the Borrower may not incur new loans or letters of credit in excess of the applicable loan to value ratio of 15% and maintains a loan to value ratio of not more than 25% (or at such time as the Borrower has a minimum of 70 Eligible Investments (as defined in the Credit Facility) and the aggregate Adjusted NAV of all Portfolio Investments (as defined in the Credit Facility) exceeds $4.5 billion, 30%), where “value” equals the sum of the adjusted net asset values of Eligible Investments (as defined in the Credit Facility) and certain other items specified therein.

T-POP US Aggregator (CYM), L.P.
Notes to Condensed Consolidated Financial Statements (unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Credit Facility matures on August 25, 2027, subject to a 364-day extension option requiring approval by the Wells Fargo, as Administrative Agent, and extending lenders and the satisfaction of customary conditions.

Under the Credit Facility, borrowings denominated in U.S. dollars will bear interest, at the Borrower’s discretion, at a rate of the (i) one-month term Secured Overnight Financing Rate (“SOFR”) plus a spread of 3.00% per annum, (ii) daily simple SOFR plus a spread of 3.00% per annum, or (iii) Base Rate (as defined in the Credit Facility) plus a spread of 2.00%. Such rates may be increased by up to an aggregate of 2.50% per annum during a continuing cash sweep period and/or event of default.

The Credit Facility contains customary representations and warranties, events of default, cash sweep events, and affirmative and negative covenants. The Borrower’s obligations under the Credit Facility are non-recourse to T-POP and secured by the Borrower’s distributions received from investments and the equity interest in certain of its indirect subsidiaries. Under the Credit Facility, the Borrower will bear customary expenses for a credit facility of this size and type, including closing fees, arrangement fees, administration fees, and unused fees.
As of September 30, 2026, there were no borrowings and no amounts outstanding under the Credit Facility.
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
During the nine months ended September 30, 2026, the Aggregator participated in a post-closing syndication transaction to acquire additional interests in one existing investment. The additional equity interests were purchased from a fund managed by an affiliate of the General Partner at a purchase price of $11 million, reflecting cost of the investment

T-POP US Aggregator (CYM), L.P.
Notes to Condensed Consolidated Financial Statements (unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

plus associated financing costs for the time the investments were held by such affiliate. There were no other similar transactions during the nine months ended September 30, 2026.
On August 26, 2025, a subsidiary of the Aggregator, as well as any additional borrower entities that may be added and removed from time to time, entered into an unsecured, uncommitted line of credit up to a maximum amount of $250.0 million with TPG Operating Group II, L.P., an affiliate of the General Partner. The line of credit expired on August 26, 2026. There were no borrowings during the period the line of credit was available.
7. Commitments and Contingencies
The Management Company has agreed to advance organizational expenses, on the Aggregator’s behalf through the first anniversary of the Aggregator’s Initial Closing. The Aggregator will reimburse the Management Company for all such advanced expenses ratably over the 60 months following the anniversary of the Initial Closing Date. As of September 30, 2026, the Management Company and its affiliates have incurred cumulative organizational expenses amounting to $1.1 million on the Aggregator’s behalf, which are included in Organizational Costs Payable on the Condensed Consolidated Statement of Assets and Liabilities.
The Aggregator had unfunded commitments of $449.4 million and $237.4 million in affiliated investee funds as of September 30, 2026 and December 31, 2025, respectively. The Aggregator had no unfunded commitments in portfolio companies as of September 30, 2026 and $82.2 million as of December 31, 2025.
The Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of September 30, 2026, the Aggregator was not subject to any material litigation nor was the Aggregator aware of any material litigation threatened against it.
8. Income Taxes
As of September 30, 2026, the Aggregator has not identified any uncertain tax positions that require recognition or disclosure. The Aggregator files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Aggregator is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, the Aggregator does not believe the outcome of any future audit will have a material adverse effect on the Aggregator’s Condensed Consolidated Financial Statements.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA, among other provisions, extends or reinstates certain provisions of the 2017 Tax Cuts and Jobs Act (TCJA). The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact to the Aggregator’s Condensed Consolidated Financial Statements for the nine months ended September 30, 2026. The Aggregator will continue to evaluate its future impact as regulations are issued by the U.S. Department of the Treasury.

T-POP US Aggregator (CYM), L.P.
Notes to Condensed Consolidated Financial Statements (unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

9. Financial Highlights
The following are the financial highlights of the Aggregator attributed to each Class of Units:

	Nine Months Ended September 30, 2026
	Class I Units	Class R-I Units	Class F Units
Per Unit Data
Net Asset Value, Beginning of Period	$31.56	$31.56	$31.55
Proceeds from Units Issued	0.13	(0.02)	0.23
Net Investment Income (Loss)	0.03	0.03	0.03
Net Change in Unrealized Gain (Loss) on Investments	5.74	5.77	5.78
Net Change in Realized Gain (Loss) on Investments	0.60	0.60	0.61
Net Asset Value, End of Period	$38.06	$37.94	$38.20
Units Outstanding, End of Period	37,288,652	28,714,659	5,800,411
Total Return Based on Net Asset Value(a)	20.60%	20.22%	21.07%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Total Expenses	(0.39)%	(0.29)%	(0.33)%
Net Investment Income (Loss)	0.02%	0.11%	0.07%
_______________
(a)Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with T-POP’s distribution reinvestment plan) divided by the initial Net Asset Value per Unit. Total return does not include upfront transaction fees, if any. Total returns are not annualized.
10. Subsequent Events
On October 1, 2026, T-POP, the Feeder TE and the Parallel Investment Entity received additional subscriptions for a total of $103.2 million, of which $100.4 million of additional subscriptions were made into the Aggregator.
The Aggregator’s management evaluated subsequent events through the date of issuance of these financial statements. Other than the event disclosed above, there have been no events since September 30, 2026 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

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

Recent Developments
For the nine months ended September 30, 2026, the T-POP Fund Complex completed direct purchases of investments for $715.4 million. As of September 30, 2026, the T-POP Fund Complex’s portfolio consists of 63 Private Equity Investments. As of September 30, 2026, the T-POP Fund Complex holds $466.7 million in money market funds.
Performance Summary
The total returns by each class of Investor Units at the Registrant are as follows:

	September 30, 2026
Unit Class	Quarter-to-Date	Year-to-Date	Inception To Date Total Return (c)
Class I Units (a)	4.28%	9.67%	9.67%
Class S Units (a)	4.06%	9.37%	9.37%
Class D Units (a)	4.13%	4.13%	4.13%
Class R-I Units (b)	4.39%	16.72%	31.26%
Class R-S Units (b)	4.17%	15.98%	30.14%
Class R-D Units (b)	4.33%	16.49%	27.95%
_______________
a.Classes I and S Units were first issued in June 2026 and Class D Units were first issued in July 2026.
b.For Classes that have been invested in T-POP for longer than a year, the Inception To Date Total Returns reflected is an average annualized inception to date return.
c.Returns shown reflect the percent change in the Transactional NAV per unit from the beginning of the applicable period, plus the amount of any distribution per unit declared in the period. Returns shown are reflective of each unit class and not of an individual investor. The Fund believes total return is a useful measure of overall investment performance of our Units.

Investment Portfolio Composition
The charts below present the diversification of the T-POP Fund Complex’s portfolio companies by strategy, sector and geography based on the fair value of our Private Equity Investments as of September 30, 2026. The T-POP Fund Complex’s investments into funds managed by TPG are presented on a look-through basis with respect to underlying portfolio companies.
_______________
•% of fair value represents T-POP Fund Complex’s sum of Investments at Fair Value and Affiliated Investee Funds.
•Geography is generally based on the region where each investment is headquartered.

As of September 30, 2026, the T-POP Fund Complex’s top 10 Private Equity Investments, based on fair value, were:

Company	Strategy	Geography	Sector
Creative Planning	Buyout	N. America	Business Services
Anthropic	Growth	N. America	Technology - AI / Other Tech
Hologic	Buyout	N. America	Healthcare
Pike	Buyout	N. America	Energy Transition
Velotic	Buyout	N. America	Technology - Software
Sabre	Buyout	N. America	Energy Transition
AvidXchange	Buyout	N. America	Technology - AI / Other Tech
DirecTV	Buyout	N. America	Technology - AI / Other Tech
Novotech	Buyout	Asia & Australia	Healthcare
Surescripts	Buyout	N. America	Healthcare
_______________
•Investments in unaffiliated and affiliated investee funds are presented on a look-through basis with respect to the underlying portfolio company.

Supplemental Schedule of Investments
T-POP invests all or substantially all of its assets in the Aggregator. The Aggregator, then in turn, invests all or substantially all of its assets in the T-POP Investment Holdings Entities which hold (directly or indirectly) investments in private equity strategies. The following Schedule of Investments presents the T‑POP Fund Complex’s holdings on a look‑through basis as of September 30, 2026. Investments held by the T-POP Investment Holdings Entities are shown based on the T-POP Fund Complex’s proportional ownership to provide a comprehensive view of the underlying investment exposure by sector and geography based on the fair value of the underlying investments as of September 30, 2026 ($ in thousands).

Issuer	T-POP Investment Holdings Entity	Core Sector	Geography(a)	Valuation Level	Fair Value ($)(c)	Fair Value as Percentage of Net Assets (%)(d)
Portfolio Companies
Commercial and Professional Services
Other Investment in Portfolio Company(b)	T-POP Investment Holdings IV, L.P.	Business Services	N. America	Level III	$25,000	0.9%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings VI, L.P.	Business Services	N. America	Level III	55,002	2.0%
Total Commercial and Professional Services					80,002	2.9%

Consumer Services
Other Investment in Portfolio Company(b)	T-POP Investment Holdings I, L.P.	Consumer	N. America	Level III	23,401	0.9%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Technology	N. America	Level III	23,428	0.9%
Total Consumer Services					46,829	1.8%

Energy Transition
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Energy Transition	N. America	Level III	26,707	1.0%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Energy Transition	Europe	Level III	6,510	0.2%
Total Energy Transition					33,217	1.2%

Financial Services
Creative Planning	T-POP Investment Holdings I, L.P.	Business Services	N. America	Level III	141,643	5.2%
Other Investments in Portfolio Companies(b)	T-POP Investment Holdings IV, L.P.	Business Services	N. America	Level III	64,330	2.4%
Total Financial Services					$205,973	7.6%

Issuer	T-POP Investment Holdings Entity	Core Sector	Geography(a)	Valuation Level	Fair Value ($)(c)	Fair Value as Percentage of Net Assets (%) (d)
Health Care Equipment & Services
Other Investment in Portfolio Company(b)	T-POP Investment Holdings I, L.P.	Healthcare	N. America	Level III	$58,877	2.2%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Healthcare	N. America	Level III	5,802	0.2%
Other Investments in Portfolio Companies(b)	T-POP Investment Holdings III, L.P.	Healthcare	Asia	Level III	22,270	0.8%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings IV, L.P.	Healthcare	N. America	Level III	31,980	1.2%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings IV, L.P.	Healthcare	Asia	Level III	17,686	0.6%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings IV, L.P.	Healthcare	Europe	Level III	43,884	1.6%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings V, L.P.	Healthcare	N. America	Level III	17,377	0.6%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings VI, L.P.	Healthcare	N. America	Level III	75,309	2.8%
Total Health Care Equipment & Services					273,185	10.0%

Media & Entertainment
Other Investment in Portfolio Company(b)	T-POP Investment Holdings I, L.P.	Technology	N. America	Level III	63,264	2.3%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings I, L.P.	Consumer	N. America	Level III	50,172	1.8%
Total Media & Entertainment					113,436	4.1%

Pharmaceuticals, Biotechnology & Life Sciences
Other Investment in Portfolio Company(b)	T-POP Investment Holdings III, L.P.	Healthcare	Asia	Level III	62,365	2.3%
Total Pharmaceuticals, Biotechnology & Life Sciences					$62,365	2.3%

Issuer	T-POP Investment Holdings Entity	Core Sector	Geography(a)	Valuation Level	Fair Value ($)(c)	Fair Value as Percentage of Net Assets (%) (d)
Software & Services
Other Investments in Portfolio Companies(b)	T-POP Investment Holdings I, L.P.	Technology	N. America	Level III	$114,586	4.2%
Other Investments in Portfolio Companies(b)	T-POP Investment Holdings I, L.P.	Technology	Europe	Level III	46,728	1.7%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Technology	N. America	Level III	20,284	0.7%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings III, L.P.	Technology	Asia	Level III	50,778	1.9%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings IV, L.P.	Technology	N. America	Level III	109,491	4.0%
Other Investments in Portfolio Companies(b)	T-POP Investment Holdings V, L.P.	Technology	N. America	Level III	196,159	7.2%
Other Investments in Portfolio Companies(b)	T-POP Investment Holdings VI, L.P.	Business Services	N. America	Level III	53,220	1.9%
Total Software & Services					591,246	21.6%

Technology Hardware and Equipment
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Technology	N. America	Level III	16,974	0.6%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Energy Transition	N. America	Level III	64,998	2.4%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings VI, L.P.	Technology	N. America	Level III	20,000	0.7%
Total Technology Hardware and Equipment					101,972	3.7%

Telecommunication Services
Other Investment in Portfolio Company(b)	T-POP Investment Holdings III, L.P.	Technology	N. America	Level I	45,771	1.7%
Total Telecommunication Services					$45,771	1.7%

Issuer	T-POP Investment Holdings Entity	Core Sector	Geography(a)	Valuation Level	Fair Value ($)(c)	Fair Value as Percentage of Net Assets (%) (d)
Transportation
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Consumer	N. America	Level III	$7,227	0.3%
Other Investment in Portfolio Company(b)	T-POP Investment Holdings II, L.P.	Energy Transition	Asia	Level III	55,110	2.0%
Total Transportation					62,337	2.3%

Utilities
Other Investment in Unaffiliated Investee Fund(b)	T-POP Investment Holdings II, L.P.	Energy Transition	Europe	Level III	33,911	1.2%
Other Investment in Unaffiliated Investee Fund(b)	T-POP Investment Holdings II, L.P.	Energy Transition	N. America	Level III	68,147	2.5%
Total Utilities					102,058	3.7%

Total Portfolio Companies (Cost $1,029,092 North America, $105,553 Europe, $171,015 Asia)					1,718,391	62.9%

Unaffiliated Investee Funds
Consumer Services
Other Investment in Unaffiliated Investee Fund(b)	T-POP Investment Holdings III, L.P.	Consumer	Asia	NAV	4,214	0.2%
Other Investment in Unaffiliated Investee Fund(b)	T-POP Investment Holdings VII, L.P.	Consumer	N. America	NAV	51,902	1.9%
Other Investment in Unaffiliated Investee Fund(b)	T-POP Investment Holdings VII, L.P.	Consumer	Europe	NAV	35,018	1.3%
Total Consumer Services					91,134	3.4%

Health Care Equipment & Services
Other Investment in Unaffiliated Investee Fund(b)	T-POP Investment Holdings III, L.P.	Healthcare	Asia	NAV	11,326	0.4%
Other Investments in Unaffiliated Investee Fund(b)	T-POP Investment Holdings VII, L.P.	Healthcare	Europe	NAV	16,376	0.6%
Total Health Care Equipment & Services					$27,702	1.0%

Issuer	T-POP Investment Holdings Entity	Core Sector	Geography(a)	Valuation Level	Fair Value ($)(c)	Fair Value as Percentage of Net Assets (%) (d)
Pharmaceuticals, Biotechnology & Life Sciences
Other Investments in Unaffiliated Investee Fund(b)	T-POP Investment Holdings II, L.P.	Healthcare	Europe	NAV	$22,715	0.8%
Total Pharmaceuticals, Biotechnology & Life Sciences					22,715	0.8%

Software & Services
Other Investments in Unaffiliated Investee Fund(b)	T-POP Investment Holdings VI, L.P.	Technology	N. America	NAV	17,774	0.7%
Other Investments in Unaffiliated Investee Fund(b)	T-POP Investment Holdings VI, L.P.	Technology	Europe	NAV	35,806	1.3%
Other Investments in Unaffiliated Investee Funds(b)	T-POP Investment Holdings VII, L.P.	Technology	N. America	NAV	60,290	2.2%
Total Software & Services					113,870	4.2%

Total Unaffiliated Investee Funds (Cost $87,291 N. America, $98,884 Europe, $14,249 Asia)					255,421	9.4%

Affiliated Investee Funds
Financial Services
Other Investments in Affiliated Investee Fund(b)	T-POP Investment Holdings II, L.P.	Various	N. America	NAV	1,055	—%
Other Investments in Affiliated Investee Fund(b)	T-POP Investment Holdings III, L.P.	Various	Asia	NAV	18,628	0.7%
Growth VI	T-POP Investment Holdings IV, L.P.	Various	N. America	NAV	142,469	5.2%
Other Investments in Affiliated Investee Fund(b)	T-POP Investment Holdings V, L.P.	Various	N. America	NAV	35,533	1.3%
Total Financial Services					$197,685	7.2%

Issuer	T-POP Investment Holdings Entity	Core Sector	Geography(a)	Valuation Level	Fair Value ($)(c)	Fair Value as Percentage of Net Assets (%) (d)
GP-Led Secondaries
Other Investment in Affiliated Investee Fund(b)	T-POP Investment Holdings VII, L.P.	Various	N. America	NAV	$78,915	2.9%
Total GP-Led Secondaries					78,915	2.9%

Total Affiliated Investee Funds (Cost $171,872 North America, Cost $10,432 Asia)					276,600	10.1%

Derivative Instruments
Derivative Asset	T-POP Investment Holdings II, L.P.				937	—%
Derivative Asset	T-POP Investment Holdings III, L.P.				290	—%
Derivative Asset	T-POP Investment Holdings IV, L.P.				1,095	—%
Derivative Asset	T-POP Investment Holdings VII, L.P.				552	—%
Derivative Liability	T-POP Investment Holdings I, L.P.				(199)	—%
Derivative Liability	T-POP Investment Holdings II, L.P.				(51)	—%
Derivative Liability	T-POP Investment Holdings III, L.P.				(551)	—%
Derivative Liability	T-POP Investment Holdings IV, L.P.				(372)	—%
Total Derivative Instruments					1,701	—%

Other Assets and Liabilities (Cost $22,831 North America)					13,540	0.5%

Total Investments (Cost $1,311,086 North America, $204,437 Europe, $195,696 Asia)					$2,265,653	82.9%
_______________
(a)Europe includes Europe and Middle East; Asia includes Asia and Australia.
(b)There were no single investments included in this category that exceeded 5% of net assets.
(c)The amounts presented reflect the T‑POP Fund Complex’s proportionate interest in the Aggregator’s investment portfolio on a look‑through basis. As of September 30, 2026, T‑POP held a 80.4% ownership interest in the Aggregator. The remaining interest was held by a Parallel Investment Entity.
(d)Net Assets used to calculate the percentage pertains to the Net Assets of the Aggregator allocated to the T-POP Fund Complex.

Credit Facility
On August 26, 2026, a subsidiary of the Aggregator (the “Borrower”), entered into a revolving credit agreement (the “Credit Facility”) pursuant to which the lenders and letter of credit issuers thereunder agreed to provide loans and letters of credit for up to an aggregate initial principal amount of $125 million subject to customary conditions. The available capacity under the Credit Facility may be increased on a permanent or a temporary basis up to an amount agreed by the Wells Fargo Bank, National Association (“Wells Fargo”), as Lead Arranger, and the increasing lenders and subject to the satisfaction of customary conditions, provided that the Borrower may not incur new loans or letters of credit in excess of the applicable loan to value ratio of 15% and maintains a loan to value ratio of not more than 25% (or at such time as the Borrower has a minimum of 70 Eligible Investments (as defined in the Agreement) and the aggregate Adjusted NAV of all Portfolio Investments (as defined in the Credit Facility) exceeds $4.5 billion, 30%), where “value” equals the sum of the adjusted net asset values of Eligible Investments (as defined in the Credit Facility) and certain other items specified therein.
The Credit Facility matures on August 25, 2027, subject to a 364-day extension option requiring approval by the Wells Fargo, as Administrative Agent, and extending lenders and the satisfaction of customary conditions.
Under the Credit Facility, borrowings denominated in U.S. dollars will bear interest, at the Borrower’s discretion, at a rate of the (i) one-month term Secured Overnight Financing Rate (“SOFR”) plus a spread of 3.00% per annum, (ii) daily simple SOFR plus a spread of 3.00% per annum, or (iii) Base Rate (as defined in the Credit Facility) plus a spread of 2.00%. Such rates may be increased by up to an aggregate of 2.50% per annum during a continuing cash sweep period and/or event of default.
The Credit Facility contains customary representations and warranties, events of default, cash sweep events, and affirmative and negative covenants. The Borrower’s obligations under the Credit Facility are non-recourse to T-POP and secured by the Borrower’s distributions received from investments and the equity interest in certain of its indirect subsidiaries. Under the Credit Facility, the Borrower will bear customary expenses for a credit facility of this size and type, including closing fees, arrangement fees, administration fees, and unused fees.
As of September 30, 2026, there were no borrowings and no amounts outstanding under the Credit Facility.
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
Changes in global economic conditions and regulatory or other governmental policies or actions can materially affect the values of funds managed by TPG, as well as our ability to source attractive investments and deploy the capital that we have raised. However, TPG believes our disciplined investment philosophy across our diversified investment platforms and our shared investment themes focusing on attractive and resilient sectors of the global economy has historically contributed to the stability of our performance throughout market cycles.
The third quarter of 2026 was characterized by moderating equity market performance, a resumption of Federal Reserve policy tightening and a significant increase in Treasury yields. While major equity indices remained near record highs and delivered positive returns, market leadership became increasingly concentrated among large-cap technology companies. At the same time, investors reassessed the outlook for inflation and monetary policy as the Federal Reserve raised interest rates for the first time since 2023 and Treasury yields climbed to their highest levels in decades.
U.S. equity markets produced mixed results during the quarter. Large-cap indices generated modest gains, led by continued strength in technology-oriented companies. The Nasdaq Composite advanced 2.6%, the Nasdaq 100 gained 0.6% and the S&P 500 rose 2.3%. In contrast, smaller-capitalization equities lagged as higher interest rates and a more restrictive policy environment weighed on performance. The Russell 2000 declined 7.2% and the S&P MidCap 400 decreased 6.4%.

The divergence in returns reflected increasingly narrow market leadership following the broad-based rally experienced during the second quarter.
Sector performance was similarly uneven. Energy was the strongest-performing sector, rising 17.2% during the quarter as commodity prices rose due to the ongoing conflict in the Middle East. Technology gained 7.2%, Healthcare advanced 6.5% and Communication Services increased 3.6%. Relative underperformers included Utilities, Industrials and Real Estate, which fell (12.4%), (9.7%) and (5.6%), respectively. The dispersion between sector returns highlighted investor selectivity amid a more challenging macroeconomic and interest rate environment.
Macroeconomic developments during the quarter were shaped by persistent inflationary pressures, resilient economic growth and a shift in Federal Reserve policy. While inflation continued to moderate from prior highs, it remained above the Federal Reserve’s long-term 2% target. Labor market conditions also remained relatively healthy, supporting continued economic expansion. Against this backdrop, the Federal Reserve raised the federal funds target range by 25 basis points to a range of 3.75% to 4.00% in September, marking its first rate increase since 2023. Policymakers cited elevated inflation and stronger-than-expected economic activity as factors supporting tighter monetary policy and indicated that additional rate increases could be warranted should inflationary pressures persist.
United States Treasury yields rose sharply across the curve during the quarter as markets adjusted to higher policy rates and expectations for a more restrictive interest rate environment. The 2-Month Treasury yield increased 33 basis points to 4.1%, while the 1-Year Treasury yield rose 56 basis points to 4.5%. Intermediate and long-term maturities also experienced significant increases, with the 5-Year Treasury yield rising 86 basis points to 5.1%, the 10-Year Treasury yield increasing 82 basis points to 5.3% and the 30-Year Treasury yield advancing 68 basis points to 5.6%. Notably, the 10-Year Treasury yield moved above 5% during the quarter and ended September at approximately 5.3%, its highest level in decades. The broad rise in yields represented one of the defining market developments of the quarter and contributed to weaker performance among several rate-sensitive sectors.
Key Financial Measures
Our key financial and operating measures are discussed below:
Revenues
Through its investment in the Aggregator, T-POP generates income primarily from investments in portfolio companies, affiliated or unaffiliated funds, and debt and other securities, which consist of dividend income and interest income.
Dividend and Interest Income. Dividend income consists of (i) dividend income from portfolio companies and (ii) dividend income from investments in money market funds. Dividend income from our portfolio companies is recorded on the ex-dividend date, or, in the absence of a formal declaration of a record date, on the date when cash is received from the relevant portfolio company, but excludes any portion of distributions that are treated as a return of capital. Each distribution received from a portfolio company is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. Dividend income from money market funds with financial institutions is recorded on an accrual basis to the extent that the Fund expects to collect such amounts. For the three and nine months ended September 30, 2026, dividend income consists of income from money market funds. Interest Income consists primarily of income from debt and other securities.
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
Net Change in Realized and Unrealized Gain (Loss) on Investments
Realized gains or losses are measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized gains or losses previously recognized. Net change in unrealized gains or losses reflects the change in investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized. T-POP generates income primarily from its investment in the Aggregator and has the same investment objectives as the Aggregator. T-POP has an interest of 80.4% in the Aggregator as of September 30, 2026. For the three and nine months ended September 30, 2026, the Registrant recognized net change in unrealized gain on investments of $111.1 million and $326.3 million, respectively, and the Aggregator recognized $128.7 million and $369.5 million, respectively. For the three and nine months ended September 30, 2025, the Registrant recognized net change in unrealized gain on investments of $46.6 million and $67.1 million, respectively. For the three and nine months ended September 30, 2026, the Registrant did not recognize any realized gains on investment. For the three and nine months ended September 30, 2026, the Aggregator recognized net realized gains or losses of $7.1 million and $35.1 million, respectively. There were no net realized gains or losses for the Registrant from their investments for the three and nine months ended September 30, 2025.
Key drivers of the result of operations of T-POP are presented below.
Results of Operations
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
The results of operations for the three months ended September 30, 2026 and 2025 are discussed below:
T-POP’s net increase in net assets resulting from operations increased $58.5 million during the three months ended September 30, 2026 compared to three months ended September 30, 2025. This change was mainly attributable to $111.1 million in net unrealized gain on investment, partially offset by $(17.1) million in net investment loss.
Revenues
T-POP recognized $0.04 million of dividend and interest income for the three months ended September 30, 2026 dropping from $1.89 million in the three months ended September 30, 2025 after T-POP deconsolidated the Aggregator.
Expenses
T-POP total expenses increased $4.8 million during the three months ended September 30, 2026 compared to three months ended September 30, 2025. This change was mainly attributable to increases in performance participation allocation of $6.0 million and management fees of $4.7 million, and with offset of a decrease in other expenses of $5.9 million which is primarily related to the decrease in organizational expenses.

Net Investment Income (Loss)
T-POP’s net investment income (loss) decreased $6.7 million during the three months ended September 30, 2026 compared to three months ended September 30, 2025. This change was mainly attributable to expenses noted above.
Net Realized and Unrealized Gain (Loss) on Investment
T-POP recognized $111.1 million of unrealized gain on the underlying investment in the Aggregator mainly driven by the Aggregator’s net gains on investments of $135.8 million for the three months ended September 30, 2026. This is an increase from the unrealized gain of $46.6 million earned in the three months ended September 30, 2025. T-POP has not recognized realized gains; however, the Aggregator has recognized realized gain of $7.1 million for the three months ended September 30, 2026.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The results of operations for the nine months ended September 30, 2026 Compared to 2025 are discussed below:
T-POP’s net increase in net assets resulting from operations increased $234.4 million during the nine months ended September 30, 2026 compared to nine months ended September 30, 2025. This change was mainly attributable to $259.2 million in net unrealized gain on investment, partially offset by $26.7 million in net investment loss.
Revenues
T-POP’s dividend income from investments in money market funds decreased $(2.5) million during the nine months ended September 30, 2026 compared to nine months ended September 30, 2025. This is due to the deconsolidation of the Aggregator as of September 30, 2025, as the Aggregator earns the majority of dividend income and T-POP’s share is now picked up through unrealized gain.
Expenses
T-POP total expenses increased $24.2 million during the nine months ended September 30, 2026 compared to nine months ended September 30, 2025. This change was mainly attributable to performance participation allocation of $34.3 million, management fees of $9.0 million, professional fees of $0.3 million, and other expenses of $1.9 million which is primarily related to audit and administration fees.
Net Investment Income (Loss)
T-POP’s net investment income (loss) decreased $26.7 million during the nine months ended September 30, 2026 compared to nine months ended September 30, 2025. This change was mainly attributable to $45.6 million of expenses.
Net Realized and Unrealized Gain (Loss) on Investment
T-POP’s unrealized gain on investments and derivative contracts increased $260.0 million during the nine months ended September 30, 2026 compared to nine months ended September 30, 2025. This change was mainly attributable to $326.3 million of unrealized gain on the underlying investment in the Aggregator mainly driven by the Aggregator’s net gains on investments of $404.6 million.

Financial Condition, Liquidity and Capital Resources
From the nine months ended September 30, 2026, T-POP accepted $860.3 million of total subscriptions from its monthly closes in its continuous private offerings. T-POP purchased investments in the Aggregator totaling $844.5 million. As of September 30, 2026, T-POP had total assets of $2,196.8 million, which primarily consist of the underlying investment in the Aggregator of $2,193.1 million. As of December 31, 2025, T-POP had total assets of $1,051.0 million, which primarily consisted of the underlying investment in the Aggregator of $1,050.5 million.
As of September 30, 2026, T-POP had total liabilities of $60.9 million. Total liabilities primarily consist of accrued performance participation allocation of $34.3 million, servicing fees payable of $22.7 million, and organizational and offering costs payable of $1.6 million. As of December 31, 2025, T-POP had total liabilities of $33.0 million. Total liabilities consisted of accrued performance participation allocation of $19.3 million, servicing fees payable of $10.5 million, and organizational and offering costs payable of $1.7 million.
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
T-POP had $3.0 million of cash and cash equivalents as of September 30, 2026 and zero as of December 31, 2025. T-POP did not consolidate the Aggregator as of December 31, 2025 and through September 30, 2026. The cash and cash equivalents during that period were mainly held by the Aggregator and its consolidated subsidiaries.
Net Cash Flows
The following table presents a summary of T-POP’s cash flows for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2026	2025
Net Increase in Net Assets Resulting from Operations	$280,771	$46,419

Net Cash Used in Operating Activities	(838,027)	(403,700)
Net Cash Provided by Financing Activities	840,997	519,093
Net change in cash and cash equivalents	2,970	115,393
Cash, beginning of period	—	—
Cash, end of period	$2,970	$115,393
Operating Activities
Net cash flow used in operating activities was $838.0 million for the nine months ended September 30, 2026 was primarily related to the purchases of investments of $844.5 million and unrealized gain on investment in the Aggregator, partially offset by investment proceeds of $27.9 million.
Financing Activities
Net cash flow provided by financing activities was $841.0 million for the nine months ended September 30, 2026, which primarily reflects the proceeds from the issuance of Units.

Leverage
As of September 30, 2026, debt financing available to the Fund consisted of the Agreement (as defined in Note 5. “Credit Facility” in the “Notes to the Condensed Consolidated Financial Statements” of the Aggregator). As of September 30, 2026, there were no outstanding borrowings under the Agreement, and no amounts were drawn during the three months ended September 30, 2026.
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
The following table provides a breakdown of the major components of the Fund’s Transactional Net Asset Value as of September 30, 2026 ($ in thousands):

Components of T-POP’s Transactional Net Asset Value	September 30, 2026
Investment in the Aggregator (cost of $1,721,573)(b)	$2,198,199
Cash and Cash Equivalents	2,970
Other Assets	714
Accrued Performance Participation Allocation	(34,318)
Management Fee Payable	(1,732)
Servicing Fees Payable(a)	(533)
Other Liabilities	(536)
Transactional Net Asset Value	$2,164,764
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

The following table provides a breakdown of the Fund’s Transactional Net Asset Value per Unit by class as of September 30, 2026:

	September 30, 2026
Class	Transactional NAV per Unit	Number of Units	Transactional NAV ($ in thousands)
Class R-I	$35.93	10,170,658	$365,440
Class R-S	$35.52	17,722,038	629,509
Class R-D	$35.81	348,256	12,471
Class I (a)	$35.87	22,731,382	815,393
Class S	$35.46	3,302,704	117,122
Class D	$35.74	145,752	5,210
Class F	$38.01	5,778,259	219,619
Total		60,199,049	$2,164,764
_______________
(a)Transactional NAV per Unit for Class I does not reflect Feeder TE specific expenses and other net assets and liabilities.
The following table reconciles GAAP Net Asset Value to the Registrant’s Transactional Net Asset Value ($ in thousands):

September 30, 2026
GAAP Net Asset Value	$2,135,902
Adjustments
Organization and Offering Expenses(a)	6,706
Servicing Fees(b)	22,156
Transactional Net Asset Value	$2,164,764
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
Under GAAP, T-POP accrues the cost of the Servicing Fees, as applicable, for the estimated life of the Units at the time we sell Class S Units, Class R-S Units, Class D Units, and Class R-D Units. Inherent in the calculation of the estimated amount of Servicing Fees to be paid in future periods are certain significant management judgments and estimates, including the estimated life of the Units at the time of a subscription. Servicing Fees Payable entails uncertainties as the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and historical trends. As of September 30, 2026, T-POP has accrued $22.7 million of Servicing Fees Payable, related to the Class R-S, Class R-D, and Class S Units sold.

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
Recent Accounting Pronouncements
There were no accounting pronouncements issued during the three months ended September 30, 2026 that are expected to have a material impact on the Condensed Financial Statements of T-POP and the Condensed Consolidated Financial Statements of the Aggregator included in this Quarterly Report on Form 10-Q.
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
Fair Value Risk
T-POP and the Aggregator indirectly hold investments in portfolio companies that are reported at fair value. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments made by T-POP. Net changes in the fair value of portfolio companies held through the seven investment holding investments impact the Aggregator’s Net Change in Unrealized Gain (Loss) on Investments and in turn impact the Registrant’s Net Change in Unrealized Gain (Loss) on Investments. Based on investments held as of September 30, 2026, we estimate that an immediate, hypothetical 10% decline in the fair value of investments would result in a decline in the Net Realized and Unrealized Gain (Loss) on Investments of the Aggregator of $541.3 million and a decline in the Registrant’s Net Change in Unrealized Gain (Loss) on Investments of $430.1 million, if not offset by other factors.

Exchange Rate Risk
The Aggregator holds investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. The Aggregator manages exposure to investments in foreign currencies by hedging such risks. As of September 30, 2026, the Aggregator held an investment in an affiliated investee fund that held foreign currency contracts to hedge a change in exchange rates against the U.S. dollar. We estimate that as of September 30, 2026, a 10% decline in the exchange rates between the U.S. dollar and all other foreign currencies in which certain portfolio companies are denominated would result in a decline in Net Realized and Unrealized Gain (Loss) on Investments of the Aggregator of $26.8 million and a decline in the Registrant’s Net Change in Unrealized Gain (Loss) on Investments of $21.5 million.
Interest Rate Risk
Changes in credit markets and in particular, interest rates, can impact investment valuations and may have offsetting results depending on the valuation methodology used. For example, we may use a discounted cash flow analysis as one of the methodologies to ascertain the fair value of our portfolio companies that do not have readily observable market prices. If applicable interest rates rise, then the assumed cost of capital for those portfolio companies would be expected to increase under the discounted cash flow analysis, and this effect would negatively impact their valuations if not offset by other factors. Conversely, a fall in interest rates can positively impact valuations of certain portfolio companies if not offset by other factors. These impacts could be substantial depending upon the magnitude of the change in interest rates. Finally, low interest rates related to monetary stimulus and economic stagnation may also negatively impact expected returns on all investments, as the demand for relatively higher return assets increases and supply decreases. Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our fixed income investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our fixed income investments to increase. As of September 30, 2026, T-POP does not have any outstanding borrowings.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
All sales of unregistered securities during the nine months ended September 30, 2026 were previously disclosed.
Unit Redemptions
The following table sets forth information regarding redemptions of Units during the nine months ended September 30, 2026:

Redemption Period(1)	Total number of units purchased (all classes)	Average price paid per unit (all classes)(2)	Total number of units purchased as part of publicly announced plans or programs (all classes)	Maximum number (or approximate dollar value) of units that may yet be purchased under the plans or programs (all classes)(3)
January 1, 2026 - January 31, 2026	6,449	$29.53	6,449	N/A
April 1, 2026 - April 30, 2026	23,453	$32.39	23,453	N/A
October 1, 2026 - October 31, 2026	11,767	$33.93	11,767	N/A
_______________

(1)Redemptions were effective as of March 31, 2026, June 30, 2026, and September 30, 2026.
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
10.1
Credit Agreement, dated as of August 26, 2026, among T-POP Finance Holdings, LLC, as borrower, Wells Fargo Bank, National Association, as administrative agent and lead arranger, and the lenders and the letter of credit issuers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 1, 2026).

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
___________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPG Private Equity Opportunities, L.P.

November 13, 2026	By:	/s/ Jack Weingart
Name: Jack Weingart
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Matt White
Name: Matt White
Title: Chief Financial Officer (Principal Financial and Accounting Officer)